Form 10-Q
period 2001-09-30
ESC MERGER SUB INC
filed 2001-11-14
CIK 1158846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

-OR-

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 0-24936

ERGO SCIENCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3565746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

790 Turnpike Street
North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (978) 689-0333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                 Yes     ☒       No    ☐

Indicate the number of shares outstanding of each of the issuer's  classes of common stock, as of the latest practicable date.

At November 8, 2001 there were 7,149,578 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS

Current assets:
Cash and cash equivalents	$10,373,737	$10,130,599
Short-term investments	15,954,991	16,958,488
Prepaid and other current assets	13,003	18,739
Total current assets	26,341,731	27,107,826
Equipment and leasehold improvements, net	8,333	21,793
Total assets	$26,350,064	$27,129,619

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,130,839	$983,131
Total current liabilities	1,130,839	983,131

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at September 30, 2001 and December 31, 2000 (liquidation preferenceof $10,088,078 at September 30, 2001)	7,213,408	6,776,250
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and outstanding at September 30, 2001 and December 31, 2000	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(5,203,841)	(4,766,683)
Accumulated deficit.	(88,742,159)	(87,814,896)
Total stockholders’ equity	25,219,225	26,146,488
Total liabilities and stockholders’ equity	$26,350,064	$27,129,619

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
Operating expenses:
Research and development	$11,677	$(256,365)	$51,211	$(176,831)
General and administrative	695,099	364,603	1,888,471	1,006,586
	706,776	108,238	1,939,682	829,755
Net operating loss	(706,776)	(108,238)	(1,939,682)	(829,755)
Other income:
Interest	288,054	475,597	1,011,905	1,357,259
Other income	293	—	514	44,174
Net income (loss)	(418,429)	367,359	(927,263)	571,678

Accretion of dividends on preferred stock	(147,630)	(139,155)	(437,158)	(412,061)
Net income (loss) to common stockholders	$(566,059)	$228,204	$(1,364,421)	$159,617

Net income (loss) per common share:
Basic	$(0.08)	$0.03	$(0.19)	$0.02
Diluted	$(0.08)	$0.03	$(0.19)	$0.02

Weighted average common shares outstanding:
Basic	7,149,578	7,149,578	7,149,578	7,145,038
Diluted	7,149,578	7,161,541	7,149,578	7,165,565

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net (loss) income	$(927,263)	$571,678
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	8,339	21,768
Loss on disposal of equipment	3,201	—
Accrued interest on long-term investments	—	(51,965)
Changes in operating assets and liabilities:
Prepaid and other current assets	5,736	7,469
Other assets	—	(1,510)
Accounts payable and accrued expenses	147,708	(787,672)
Net cash used in operating activities	(762,279)	(240,232)
Cash flows from investing activities:
Purchase of short-term investments	(33,444,552)	(12,415,885)
Proceeds from maturity of short-term investments	34,448,049	19,849,189
Proceeds from sale of equipment	1,920	—
Purchase of equipment and leasehold improvements	—	(7,265)
Net cash provided by investing activities	1,005,417	7,426,039
Cash flows from financing activities:
Proceeds from stock options exercised	—	23,800
Net increase in cash and cash equivalents	243,138	7,209,607
Cash and cash equivalents at beginning of period	10,130,599	4,292,631
Cash and cash equivalents at end of period	$10,373,737	$11,502,238

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Basis of Presentation

                The accompanying financial statements are unaudited and have been prepared by Ergo Science Corporation (“Ergo” or the “Company”) in accordance with generally accepted accounting principles.

                Certain information and footnote disclosure normally included in the Company's annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2001 and 2000.

                The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.             Cash Equivalents

                The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

                Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

                At September 30, 2001, cash equivalents were composed primarily of investments in money market funds and United States government obligations that mature within 90 days of purchase. At December 31, 2000, cash equivalents were comprised primarily of investments in money market accounts, United States government obligations and high grade commercial paper that mature within 90 days of purchase.

3.        Short-term Investments

           The following is a summary of securities with maturities greater than 90 days not classified as cash and cash equivalents.  All short-term investments are classified as held-to-maturity.

	September 30, 2001	December 31, 2000

Commercial paper	$—	$9,504,011
Federal agency notes	15,954,991	7,454,477
Total short-term investments	$15,954,991	$16,958,488

Since these held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant effect on the fair value of these securities.  These securities are carried at amortized cost, which approximates fair value.

4.             Net Loss Per Common Share

                Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus all potentially dilutive securities, such as stock options.

                For the three and nine month periods ending September 30, 2000, a total of 11,963 and 20,527 stock option shares, respectively, were included in the weighted average number of common shares outstanding calculation. Diluted net loss per share for the three and nine month periods ended September 30, 2001 does not differ from basic net loss per share since potential common shares from conversion of preferred stock and exercise of stock options are anti-dilutive and are therefore excluded from the calculation. During the three and nine month periods ended September 30, 2001, options to purchase 186,875 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be anti-dilutive.

                Preferred shares, which are convertible into 5,254,207 and 4,226,214 shares of common stock at September 30, 2001 and 2000, respectively, are not included in the computation of EPS because they are convertible only at the Company’s election following the Company’s receipt of FDA approval to market ERGOSET® or another drug product.

5.             Merger With and Into Wholly-Owned Subsidiary

                On October 15, 2001 at the Annual Meeting of Stockholders of Ergo Science Corporation, the holders of common stock of Ergo Science approved a proposal to adopt a certificate of ownership and merger pursuant to which Ergo Science would merge with and into the Company, a newly formed Delaware corporation and wholly owned subsidiary of Ergo Science, with the Company being the surviving corporation.  The merger became effective at 12:01 a.m. on October 19, 2001.  In the merger, each outstanding share of common stock of Ergo Science is exchangeable for 0.5 shares of the Company’s common stock and the Company was renamed "Ergo Science Corporation".

                The principal purpose of the merger is to help preserve the Company's substantial net operating loss carryforwards and other tax benefits for use in offsetting future taxable income by decreasing the risk of an "ownership change" for federal income tax purposes.  This is being accomplished by imposing certain restrictions on the transfer of the Company's common stock.  The Company's future use of tax carryforwards would be severely limited if there were an "ownership change," as defined by the applicable tax laws and regulations, over any three-year period.

                The merger will be accounted for on an historical cost basis similar to that used in pooling-of-interest accounting, whereby the consolidated assets and liabilities will continue to be carried at their historical costs. Therefore, the Company has substantially the same financial position as that of Ergo Science immediately before the merger.  Except for the transfer restrictions, the new shares of common stock issued by the Company in the merger will have terms substantially similar to the old shares of common stock of Ergo Science.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward–looking statements.  Forward-looking statements reflect Ergo's current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation,

•      Ergo Science may not be able to identify nor complete an acquisition of a suitable established business on favorable terms and, if acquired, that business may not generate sufficient income to realize the benefits of Ergo Science’s net operating loss carryforwards;

•      Ergo Science’s common stock is subject to rules relating to low-priced or penny stock, which may make it more difficult for stockholders to buy or sell shares and for Ergo Science to enter into future equity financings or to effect an acquisition or merger with other businesses;

•      the exchange ratio in the merger and the issuance of securities to Court Square Capital Limited may adversely affect the price or liquidity of the merger sub common stock;

•      the transfer restrictions implemented in the merger may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management;

•      Ergo Science believes that it qualifies for an exclusion from the definition of "investment company"’ under the Investment Company Act of 1940; however, if the Securities and Exchange Commission takes a contrary position and prevails, the Company would be subject to significant restrictions on its business and on its ability to implement its acquisition strategy.

               Further information about additional important factors that could cause results to differ materially are set forth in reports and other filings of the Company with the Securities and Exchange Commission, including, without limitation, the 2001 Proxy Statement/Prospectus and the 2000 Annual Report on Form 10-K, generally under the section entitled “Risk Factors.” Ergo does not undertake to update any forward–looking statement that may be made from time to time by or on behalf of the Company.

Overview

From our incorporation through March 2001, we were engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes. From our incorporation through the second quarter of 1999, we also operated a pre-clinical research laboratory engaged in research relating to neuroendocrine resetting therapy. During the second quarter of 1999, we sold substantially all of our laboratory equipment and terminated almost all of our employees engaged in pre-clinical activities in order to minimize our expenses while continuing to research the side effects of ERGOSET® and work with the U.S. Food and Drug Administration, the FDA, to secure the approval of ERGOSET® for marketing. Although we have expended considerable efforts since 1999 to persuade the FDA to approve ERGOSET®, we have been unable to do so.

In March 2001 we decided that the next phase of the development of ERGOSET® will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are in the process of attempting to sell or license our interests in ERGOSET® including our intellectual property rights and other human drug related assets.  If we enter into an agreement to dispose of any of our human drug-related assets, we will seek your approval for that transaction only if stockholder approval is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

We have decided to take steps to enhance shareholder value, including:

-       implementing transfer restrictions on our common stock to help preserve our tax net operating loss carry forwards;

-       acquiring one or more established businesses; and

-       issuing securities, if necessary, in order to finance such an acquisition.

At the Ergo Science Corporation 2001 Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock.  These transfer restrictions were implemented on October 19, 2001 in a transaction which also had the effect of a 1-for-2 reverse stock split.  At the Annual Meeting, stockholders also approved an arrangement by which we may issue and sell up to 7,500,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $1.15 (3,750,000 shares at a per share price of $2.30 after giving effect to the 1-for-2 reverse stock split).  During our transition period, we intend to continue to conserve our cash and other assets. If we are unable to achieve our goal of acquiring one or more established operating businesses, we may be required to register as an investment company under the Investment Company Act of 1940, seek an exemption from the SEC that would exclude us from the definition of an investment company, or change the composition of our assets so that we will not be an investment company under the Act.

From inception through 2000, the Company has been unprofitable.

Results of Operations

Three Months and Nine Months Ended September 30, 2000 and 2001

Research and development expenses increased from ($256,365) to $11,677 and from ($176,831) to $51,211 for the three and nine month periods ended September 30, 2000 and 2001, respectively. These increases were primarily a result of the reversal of accrued ERGOSET® related development costs of $2,230,000 in the third quarter of 2000, which were offset by the effect of the discontinuation of pre-clinical programs.  These development costs were originally accrued in 1998 and were reversed in 2000 because the Company no longer believed it would have to pay them.  Research and development expenses were negatively affected by a $2 million charge recorded in the third quarter of 2000 as part of the settlement with LSU.

General and administrative expenses increased from $364,603 to $695,099 and from $1,006,586 to $1,888,471 for the three and nine month periods ended September 30, 2000 and 2001, respectively. These increases were attributable to legal costs and professional fees incurred by the Company in implementing certain corporate changes through the Proxy process, evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets.

Interest income decreased from $475,597 to $288,054 and from $1,357,259 to $1,011,905 for the three and nine month periods ended September 30, 2000 and 2001, respectively. These decreases were primarily due to the Company’s use of cash to fund operations resulting in a decrease of cash available for investment.

Liquidity and Capital Resources

                Since its inception, the Company's primary source of cash has been financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000 through 1998.  On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs.  Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET® tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity.  In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock.  In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement.  The Joint Collaboration Agreement was terminated on January 3, 1999; therefore there will be no further financial support from this arrangement.

On May 23, 2001, the Company entered into a common stock purchase agreement with Court Square Capital Limited, the Company’s largest stockholder, to provide the Company with additional capital for general corporate purposes, including the acquisition of one or more new lines of business. Subject to certain conditions, including stockholder approval, the agreement provides for the Company to issue and sell to Court Square and its affiliates up to 7,500,000 shares of the Company’s common stock at a per share price of $1.15 (or 3,750,000 shares at a per share price of $2.30 after giving effect to the 1-for-2 exchange ration in the merger) subject to adjustment. The agreement expires on May 23, 2003.

                Cash, cash equivalents and short-term investments were $26,328,728 and $27,089,087 at September 30, 2001 and December 31, 2000, respectively.  The overall decrease in cash, cash equivalents and short-term investments at September 30, 2001, was primarily due to costs in implementing and evaluating new strategic directions for the Company.

The Company believes its current cash, cash equivalents and short-term investments will fund its current operations at least through 2002. In the event that the Company purchases an income-producing business, the Company may require additional capital.

The terms of the Company's Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

New Accounting Pronouncements

                In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30,
2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and thus will be adopted by the Company, as required, as of January 1, 2002. SFAS No. 141 did not effect the Company's financial position or results of operations.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2000.

PART II

OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

                On October 19, 2001, at the effective time of the merger, all of the outstanding shares of the common stock of Ergo Science Corporation became converted into 7,149,578 shares of our common stock, based on a 1-for-2 exchange ratio.  The shares of our common stock issued in the merger were registered under the Securities Act of 1933, pursuant to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission, September 7, 2001, as amended.

                The shares of our common stock issued in the merger are subject to certain transfer restrictions. These restrictions are intended to help preserve our substantial net operating loss carryforwards for use in offsetting future taxable income. In general, these restrictions will prohibit, without the prior approval of our board of directors, the direct or indirect disposition or acquisition of any of our common stock by or to any holder who owns or would own upon the acquisition (either directly or through the tax attribution rules) 5% or more of our common stock. The transfer restrictions are contained in Article XII of our Certificate of Incorporation and all certificates representing shares of our common stock will contain a legend that summarizes the transfer restrictions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Annual Meeting of Stockholders of the Company was held on October 15, 2001.  The following matters were voted upon:

(1)           One person was elected to serve as a Director of the Company to hold office until the next annual meeting of stockholders and until his successor is chosen and qualified.  David R. Burt was elected with 10,709,058 votes cast for and 1,338,355 votes withheld.

(2)     The stockholders approved a proposal to adopt a certificate of ownership and merger pursuant to which Ergo Science Corporation would merge with and into ESC Merger Sub, Inc., a newly-formed Delaware corporation and wholly owned subsidiary of Ergo Science Corporation, with ESC Merger Sub, Inc. being the surviving corporation.  This proposal was approved with 8,450,372 votes for the proposal, 1,117,995 votes against the proposal and 86,935 abstentions. The merger became effective on October 19, 2001.  In the merger, each outstanding share of common stock of Ergo Science Corporation became exchangeable for 0.5 shares of common stock of ESC Merger Sub, Inc. Upon completion of the merger, the surviving corporation was renamed "Ergo Science Corporation."

(3)     The stockholders of the Company approved the issuance and sale of up to 7,500,000 shares of the Company’s common stock at a per share price of $1.15 (up to 3,750,000 shares at a per share price of $2.30 after giving effect to the 1-for-2 exchange ratio in the merger) to Court Square Capital Ltd., the Company’s largest stockholder.  This proposal was approved with 8,429,781 votes for, 1,136,946 votes against and 88,575 abstentions.

(4)     The stockholders of the Company approved the adoption of the Company’s 2001 Employee, Director and Consultant Stock Plan and the reservation of 3,200,000 shares of the Company’s common stock for options which may be granted under this plan (1,600,000 shares after giving effect to the 1-for-2 exchange ratio in the merger).  This proposal was approved with 8,100,405 votes for, 1,461,362 votes against and 93,535 abstentions.

(5)     The stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2001. This proposal was approved with 11,169,479 votes for, 589,091 votes against and 288,843 abstentions.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits:

Exhibit Number	Document Description

2.1

Certificate of Ownership and Merger (filed as Appendix A to the Company's Proxy Statement/Prospectus included in its Registration Statement on Form S-4, File No. 333-69172, and incorporated herein by reference).

                (b)           Reports on Form 8-K:

The Company filed with the Securities and Exchange Commission on October 19, 2001 a Current Report on Form 8-K for the October 19, 2001 event announcing the effectiveness of the merger of Ergo Science Corporation with and into the Company and the registration of the Company’s common stock under the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) thereunder.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ J. Richard Crowley
J. Richard Crowley Controller (principal accounting officer)

Date	November 14, 2001

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION	SEQUENTIAL PAGE NUMBER
2.1

Certificate of Ownership and Merger (previously filed as Appendix A to the Company's Proxy Statement/Prospectus included in its Registration Statement on Form S-4 (SEC Registration Number 333-69172) and incorporated herein by this reference).