Form 10-Q
period 2002-03-31
ERGO SCIENCE CORP /DE/
filed 2002-05-15
CIK 1158846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

-OR-

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

             EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-26988

ERGO SCIENCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3565746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

790 Turnpike Street
North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (978) 689-0333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed  by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s  classes of common stock, as of the latest practicable date.

At April 30, 2002 there were 7,149,578 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$25,376,636	$25,808,028
Prepaid and other current assets	72,508	8,358
Total current assets	25,449,144	25,816,386
Equipment and leasehold improvements, net	5,298	6,815
Total assets	$25,454,442	$25,823,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$674,927	$927,535
Total current liabilities	674,927	927,535

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2002 and December 31, 2001 (liquidation preference of $10,390,718 at March 31, 2002)	4,306,520	4,306,520
Common stock, $.01 par value, authorized 50,000,000 shares; 7,149,578 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit.	(89,181,869)	(89,065,718)
Total stockholders’ equity	24,779,515	24,895,666
Total liabilities and stockholders’ equity	$25,454,442	$25,823,201

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating expenses:
Research and development	$9,300	$4,987
General and administrative	217,824	509,342
	227,124	514,329
Net operating loss	(227,124)	(514,329)

Other income:
Interest	110,973	398,635
Net income (loss)	$(116,151)	$(115,694)

Loss per common share:
Basic and Diluted (revised)	$(0.02)	$(0.02)
Weighted average common shares outstanding:
Basic and Diluted	7,149,578	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(116,151)	$(115,694)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,517	3,057
Changes in operating assets and liabilities:
Prepaid and other current assets	(64,150)	3,296
Accounts payable and accrued expenses	(252,608)	(252,827)
Net cash used in operating activities	(431,392)	(362,168)

Cash flows from investing activities:
Purchase of short-term investments	—	(9,626,272)
Proceeds from maturity of short-term investments	—	8,362,772
Net cash used in investing activities	—	(1,263,500)
Net decrease in cash and cash equivalents	(431,392)	(1,625,668)
Cash and cash equivalents at beginning of period	25,808,028	10,130,599
Cash and cash equivalents at end of period	$25,376,636	$8,504,931

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

                Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2002 and 2001.

                The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.             Cash Equivalents

                The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

                Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

                At March 31, 2002 and December 31, 2001, cash equivalents were comprised primarily of investments in money market funds and U.S. government obligations that mature within 90 days of purchase.

3.       Net Loss Per Common Share

Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus all potentially dilutive securities, such as stock options.

During the three-month periods ended March 31, 2002 and 2001, options to purchase 214,375 and 186,875 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

4.             Revision of Consolidated Financial Statements

                The Company has revised its consolidated financial statements for the three months ended March 31, 2001.  This revision involved the elimination of the accretion of dividends on the Series D Preferred Stock for all periods subsequent to the Company’s initial public offering, or IPO, in December 1995.  The dividends on the Series D Preferred Stock had been accreted at the rate of 6% compounded semi-annually from the time of issuance in April 1995 and such accretion had been reflected as an adjustment to net loss applicable to determine net loss to common stockholders.  However, upon completion of the Company’s IPO, the Series D Preferred Stock was no longer redeemable.  After the Series D Preferred Stock became permanent equity, dividends on the preferred stock are only accounted for when and if declared by the Board of Directors.  This revision did not affect net loss as previously reported; however, as a result of this revision, the previously reported net loss to common stockholders for the three months ended March 31, 2001 has decreased by $143,331.

ITEM 2         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

 This discussion contains forward–looking statements.  Forward-looking statements reflect Ergo’s current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation,

•                  we are a Company in transition;

•                  we may not be able to identify or complete an acquisition of a suitable established business on favorable terms and, if acquired, that business may not generate sufficient income to realize the benefits of our net operating loss carryforwards;

•                  our common stock is subject to rules relating to low-priced or penny stock, which may make it more difficult for our stockholders to buy or sell shares and for us to enter into future equity financings or to effect an acquisition or merger with other businesses; and

•                  the transfer restrictions implemented in the merger may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by our stockholders to replace or remove the current management.

         Further information and additional important factors are set forth in reports and other filings of the Company with the Securities and Exchange Commission, including, without limitation, the 2001 Annual Report on Form 10-K, generally under the section entitled “Risk Factors.” Ergo does not undertake to update any forward–looking statement that may be made from time to time by or on behalf of the Company.

Overview

Ergo Science is a company in transition.  From our incorporation through March 2001, we were engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to purchase an established income-producing business.

In March 2001, we decided that the next phase of the development of ERGOSET® will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses.  We have substantial unrecognized tax benefits and approximately $25 million in cash.  We believe that the most advisable use of these assets is the purchase of one or more established, income-generating businesses.  In part, this strategy may permit us to offset future tax liability with our existing tax benefits.  In light of our strategic direction, we are also in the process of attempting to sell or license our interests in ERGOSET® including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock.  These transfer restrictions were implemented on October 19, 2001.  At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30.  During our transition period, we intend to continue to conserve our cash and other assets.  The only securities we currently hold are U. S. Government obligations with maturities of 90 days or less.

                From inception through 2001, the Company has been unprofitable.

Results of Operations

Three Months Ended March 31, 2001 and 2002

Research and development expenses increased from $4,987 to $9,300 for the three month periods ended March 31, 2001 and 2002, respectively.  This increase was mainly due to the allocation of salary costs attributable to the developmental process of ERGOSET®.

General and administrative expenses decreased from $509,342 to $217,842 for the three month periods ended March 31, 2001 and 2002, respectively. The decrease was mostly attributable to a significant reduction in legal costs incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets in the first quarter of 2001.

Interest income decreased from $398,635 to $110,973 for the three month periods ended March 31, 2001 and 2002, respectively. The decrease is due to the use of cash to fund the Company’s operations resulting in less cash available for investment as well as a general reduction in market interest rates.

Liquidity and Capital Resources

                Since its inception, the Company’s primary source of cash has been financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided the Company with aggregate proceeds of $42,999,000 through 1998.  On December 19, 1995, the Company raised $23,030,476 from the sale of stock in an initial public offering, net of commissions and offering costs.  Subsequently, on August 14, 1996, the Company raised an additional $32,218,487, net of commissions and offering costs, from the sale of stock in a second public offering.

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

On May 23, 2001, the Company entered into a common stock purchase agreement with Court Square Capital Limited, the Company’s largest stockholder, to provide the Company with additional capital for general corporate purposes, including the acquisition of one or more new lines of business. Subject to certain conditions, including stockholder approval, the agreement provides for the Company to issue and sell to Court Square and its affiliates up to 3,750,000 shares of the Company’s common stock at a per share price of $2.30 subject to adjustment. The agreement expires on May 23, 2003.

Cash and cash equivalents were $25,376,636 and $25,808,028 at March 31, 2002 and December 31, 2001, respectively.  The overall decrease in cash and cash equivalents was due primarily to the funding of the operating activities of the Company.

The Company believes its current cash and cash equivalents will fund its current operations at least through 2002. In the event that the Company purchases an income-producing business, the Company may require additional capital.

The terms of the Company’s Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 were adopted by the Company, as required, as of January 1, 2002. SFAS No. 141 and SFAS No. 142 did not affect the Company’s financial position or results or operations.

In August 2001, FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has determined that SFAS 143 will not have an impact on its financial position and results of operations.

In October 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 was adopted by the Company, as required, as of January 1, 2002. SFAS 144 did not affect the Company’s financial position or results or operations.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2001.

PART II

OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

                                Reports on Form 8-K:

                                None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ David R. Burt
David R. Burt
President and Chief Executive Officer

Date:	May 15, 2002