Form 10-Q
period 2002-06-30
ERGO SCIENCE CORP /DE/
filed 2002-08-14
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

-OR-

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from...to...

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

At July 29, 2002 there were 7,149,578 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$25,186,371	$25,808,028
Prepaid and other current assets	50,526	8,358
Total current assets	25,236,897	25,816,386
Equipment and leasehold improvements, net	4,144	6,815
Total assets	$25,241,041	$25,823,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$619,818	$927,535
Total current liabilities	619,818	927,535

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30, 2002 and December 31, 2001 (liquidation preference of $10,545,818 at June 30, 2002)	4,306,520	4,306,520
Common stock, $.01 par value, authorized 50,000,000 shares at June 30, 2002; 7,149,578 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(89,340,161)	(89,065,718)
Total stockholders’ equity	24,621,223	24,895,666
Total liabilities and stockholders’ equity	$25,241,041	$25,823,201

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Operating expenses:
Research and development	$9,720	$34,547	$19,020	$39,534
General and administrative	257,004	684,030	474,828	1,193,372
	266,724	718,577	493,848	1,232,906
Net operating loss	(266,724)	(718,577)	(493,848)	(1,232,906)
Other Income:
Interest	108,432	325,216	219,405	723,851
Other	—	221	—	221
Net loss	$(158,292)	$(393,140)	$(274,443)	$(508,834)

Net Loss per common share:
Basic and Diluted (revised)	$(0.02)	$(0.06)	$(0.04)	$(0.07)

Weighted average common shares outstanding:
Basic and Diluted	7,149,578	7,149,578	7,149,578	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

 ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(274,443)	$(508,834)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,671	6,443
Loss on Disposal of Fixed Assets	—	620
Changes in operating assets and liabilities:
Prepaid and other current assets	(42,168)	2,457
Accounts payable and accrued expenses	(307,717)	211
Net cash used in operating activities	(621,657)	(499,103)

Cash flows from investing activities:
Purchase of short-term investments	—	(19,591,534)
Proceeds from maturity of short-term investments	—	22,354,758
Proceeds from sale of fixed assets	—	120
Net cash provided by investing activities	—	2,763,344

Net (decrease) increase in cash and cash equivalents	(621,657)	2,264,241
Cash and cash equivalents at beginning of period	25,808,028	10,130,599
Cash and cash equivalents at end of period	$25,186,371	$12,394,840

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by Ergo Science Corporation (“Ergo” or the “Company”) in accordance with generally accepted accounting principles.

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2002 and 2001.

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

At June 30, 2002 and December 31, 2001, cash equivalents were comprised primarily of investments in money market funds and U.S. government obligations that mature within 90 days of purchase.

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

During the three month and six month periods ended June 30, 2002 and 2001, options to purchase 214,375 and 186,875 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

4.       Revision of Consolidated Financial Statements

The Company has revised its consolidated financial statements for the three months and six months ended June 30, 2001.  This revision involved the elimination of the accretion of dividends on the Series D Preferred Stock for all periods subsequent to the Company’s initial public offering, or IPO, in December 1995.  The dividends on the Series D Preferred Stock had been accreted at the rate of 6% compounded semi-annually from the time of issuance in April 1995 and such accretion had been reflected as an adjustment to net loss to determine net loss to common stockholders.  However, upon completion of the Company’s IPO, the Series D Preferred Stock was no longer redeemable.  After the Series D Preferred Stock became permanent equity, dividends on the preferred stock are only accounted for when and if declared by the Board of Directors.  This revision did not affect net income or loss as previously reported; however, as a result of this revision, the previously reported net loss to common shareholders for the three and six months ended June 30, 2001 has decreased by $146,197 and $289,528, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In March 2001, we decided that the next phase of the development of ERGOSET® would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses.  We have substantial unrecognized tax benefits and approximately $25 million in cash.  We believe that the most advisable use of these assets is the purchase of one or more established, income-generating businesses.  In part, this strategy may permit us to offset future tax liability with our existing tax benefits.  In light of our strategic direction, we are also in the process of attempting to sell or license our interests in ERGOSET® including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our Board of Directors determines it is advisable to seek such approval.

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

Results of Operations

Three Months and Six Months Ended June 30, 2001 and 2002

Research and development expenses decreased from $34,547 to $9,720 and from $39,534 to $19,020 for the three and six-month periods ended June 30, 2001 and 2002, respectively.  The decreases were primarily a result of a reduction in FDA related activity.

General and administrative expenses decreased from $684,030 to $257,004 and from $1,193,372 to $474,828 for the three and six-month periods ended June 30, 2001 and 2002, respectively. These decreases were mostly attributable to a significant reduction in legal costs and professional fees incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets.

Interest income decreased from $325,216 to $108,432 and from $723,851 to $219,405 for the three and six-month periods ended June 30, 2001 and 2002, respectively. The decrease is due primarily to a general reduction in market interest rates and the use of cash to fund the Company's operations resulting in less cash available for investment.

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

On February 23, 1998, Ergo and Johnson & Johnson entered into the Joint Collaboration Agreement to develop and commercialize ERGOSET® tablets as well as other potential collaboration products for the treatment of type 2 diabetes and obesity.  In March 1998, Johnson & Johnson made payments to Ergo totaling $20 million, including payment of a $10 million license fee and the purchase of $10 million of Ergo common stock.  In addition, Johnson & Johnson had committed to provide Ergo with significant, additional financial support in the form of milestone payments upon achievement of other specified development, regulatory and commercial objectives and reimbursement of certain development expenses subject to the terms of the Joint Collaboration Agreement.  The Joint Collaboration Agreement was terminated on January 3, 1999; therefore, there will be no further financial support from this arrangement.

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

Cash and cash equivalents were $25,186,371 and $25,808,028 at June 30, 2002 and December 31, 2001, respectively.  The overall decrease in cash and cash equivalents at June 30, 2002, was due primarily to the funding of the operating activities of the Company.

The Company believes its current cash and cash equivalents will fund its current operations at least through 2003. In the event that the Company purchases an income-producing business, the Company may require additional capital.

The terms of the Company’s Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and thus was adopted by the Company, as required, as of January 1, 2002. SFAS No. 141 and SFAS No. 142 did not affect the Company’s financial position or results or operations.

In August 2001, FASB issued SFAS 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. The Company has determined that SFAS 143 will not have an impact on its financial position or results of operations.

In October 2001, FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and thus was adopted by the Company, as required, as of January 1, 2002. SFAS 144 did not affect the Company’s financial position or results or operations.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

ERGO SCIENCE CORPORATION

By:	/s/ David R. Burt
David R. Burt
President and Chief Executive Officer

Date:	August 14, 2002