Form 10-Q
period 2002-09-30
ERGO SCIENCE CORP /DE/
filed 2002-11-15
CIK 1158846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 0-26988

ERGO SCIENCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3565746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

790 Turnpike Street
North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (978) 689-0333

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

At October 31, 2002 there were 7,149,578 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$25,157,546	$25,808,028
Prepaid and other current assets	34,210	8,358
Total current assets	25,191,756	25,816,386
Equipment and leasehold improvements, net	3,172	6,815
Total assets	$25,194,928	$25,823,201

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$689,028	$927,535
Total current liabilities	689,028	927,535

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation preference of $10,702,439 at September 30, 2002)	4,306,520	4,306,520
Common stock, $.01 par value, authorized 50,000,000 shares at September 30, 2002 and December 31, 2001; 7,149,578 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(89,455,484)	(89,065,718)
Total stockholders’ equity	24,505,900	24,895,666
Total liabilities and stockholders’ equity	$25,194,928	$25,823,201

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Operating expenses:
Research and development	$9,600	$11,677	$28,620	$51,211
General and administrative	217,580	695,099	692,408	1,888,471
	227,180	706,776	721,028	1,939,682
Net operating loss	(227,180)	(706,776)	(721,028)	(1,939,682)
Other Income:
Interest	111,857	288,054	331,262	1,011,905
Other	—	293	—	514
Net loss	$(115,323)	$(418,429)	$(389,766)	$(927,263)

Net Loss per common share:
Basic and Diluted (revised)	$(0.02)	$(0.06)	$(0.05)	$(0.13)

Weighted average common shares outstanding:
Basic and Diluted	7,149,578	7,149,578	7,149,578	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

 ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(389,766)	$(927,263)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,643	8,339
Loss on disposal of fixed assets	—	3,201
Changes in operating assets and liabilities:
Prepaid and other current assets	(25,852)	5,736
Accounts payable and accrued expenses	(238,507)	147,708
Net cash used in operating activities	(650,482)	(762,279)

Cash flows from investing activities:
Purchase of short-term investments	—	(33,444,552)
Proceeds from maturity of short-term investments	—	34,448,049
Proceeds from sale of fixed assets	—	1,920
Net cash provided by investing activities	—	1,005,417

Net (decrease) increase in cash and cash equivalents	(650,482)	243,138
Cash and cash equivalents at beginning of period	25,808,028	10,130,599

Cash and cash equivalents at end of period	$25,157,546	$10,373,737

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

                Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2002 and 2001.

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

                At September 30, 2002 and December 31, 2001, cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three and nine month periods ended September 30, 2002 and 2001, options to purchase 213,625 and 186,875 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

4.             Revision of Consolidated Financial Statements

                The Company has revised its consolidated financial statements for the three months and nine months ended September 30, 2001.  This revision involved the elimination of the accretion of dividends on the Series D Preferred Stock for all periods subsequent to the Company’s initial public offering, or IPO, in December 1995.  The dividends on the Series D Preferred Stock had been accreted at the rate of 6% compounded semi-annually from the time of issuance in April 1995 and such accretion had been reflected as an adjustment to net loss to determine net loss applicable to common stockholders.  However, upon completion of the Company’s IPO, the Series D Preferred Stock was no longer redeemable.  After the Series D Preferred Stock became permanent equity, dividends on the preferred stock are only accounted for when and if declared by the Board of Directors.  This revision did not affect net income or loss as previously reported; however, as a result of this revision, the previously reported net loss applicable to common stockholders for the three and nine months ended September 30, 2001 has decreased by $147,630 and $437,158, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This discussion contains forward-looking statements.  Forward-looking statements reflect Ergo’s current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation,

•                  we are a Company in transition;

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

         Further information and additional important factors are set forth in reports and other filings of the Company with the Securities and Exchange Commission, including, without limitation, the 2001 Annual Report on Form 10-K, generally under the section entitled “Risk Factors.” Ergo does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock.  These transfer restrictions were implemented on October 19, 2001.  At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30 subject to adjustment.  During our transition period, we intend to continue to conserve our cash and other assets.  The only securities we currently hold are U. S. Government obligations with maturities of 90 days or less.

                From inception through September 30, 2002, the Company has been unprofitable.

Results of Operations

Three Months and Nine Months Ended September 30, 2001 and 2002

Research and development expenses decreased from $11,677 to $9,600 and from $51,211 to $28,620 for the three and nine month periods ended September 30, 2001 and 2002, respectively.  The decreases were primarily a result of a reduction in FDA related activity.

General and administrative expenses decreased from $695,099 to $217,580 and from $1,888,471 to $692,408 for the three and nine month periods ended September 30, 2001 and 2002, respectively. These decreases were mostly attributable to a significant reduction in legal costs and professional fees incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets.

Interest income decreased from $288,054 to $111,857 and from $1,011,905 to $331,262 for the three and nine-month periods ended September 30, 2001 and 2002, respectively. The decrease is due primarily to a general reduction in market interest rates and the use of cash to fund the Company’s operations resulting in less cash available for investment.

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

                Cash and cash equivalents were $25,808,028 and $25,157,546 at December 31, 2001 and September 30, 2002, respectively.  The overall decrease in cash and cash equivalents at September 30, 2002, was due primarily to the funding of the operating activities of the Company.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has determined that SFAS 146 will not have an impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

                (a)           Evaluation of disclosure controls and procedures.  Within 90 days prior to the filing date of this report, the Company’s principal executive officer and acting financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s principal executive officer and acting principal financial officer believe (i) that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management as appropriate to allow timely decisions required disclosure, and (ii) that the Company’s disclosure controls and procedures are effective.

                (b)           Changes in internal controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the evaluation referred to in Item 4. (a) above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

None.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ David R. Burt
David R. Burt
Chief Executive Officer, Principal Financial and Accounting Officer and Director

Date:	November 14, 2002

CERTIFICATION

I, David R. Burt, certify that:

      1.  I have reviewed this quarterly report on Form 10-Q of Ergo Science Corporation;

      2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David R. Burt
David R. Burt
Chief Executive Officer and acting Chief Financial Officer

Date:	November 14, 2002