Form 10-K
period 2002-12-31
ERGO SCIENCE CORP /DE/
filed 2003-03-27
CIK 1158846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

 (MARK ONE)
/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                      -OR-

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                           COMMISSION FILE NO. 0-26988

                                   ----------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes / / No /X/

     The aggregate market value of our common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate), based on closing sale price as reported on the NASD's OTC Bulletin Board as of June 28, 2002, was approximately $10,129,358. As of February 27, 2003, there were 7,149,578 outstanding shares of the registrant's common stock.

                                     PART I

ITEM 1. BUSINESS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS OF THE COMPANY WHICH INVOLVE RISKS AND UNCERTAINTIES. FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS. THE REGISTRANT'S ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED OR OTHERWISE INDICATED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION, THE FACTORS SET FORTH BELOW IN "RISK FACTORS."

     IN CONNECTION WITH THE IMPLEMENTATION OF TRANSFER RESTRICTIONS ON OUR SHARES OF COMMON STOCK THAT BECAME EFFECTIVE ON OCTOBER 19, 2001, THE OUTSTANDING SHARES OF OUR COMMON STOCK WERE REVERSE SPLIT ON A ONE-FOR-TWO BASIS. UNLESS OTHERWISE INDICATED, ALL OF THE SHARE AND PER SHARE DATA IN THIS REPORT REFLECT THE EFFECT OF THIS REVERSE STOCK SPLIT.

                                    OVERVIEW

     Ergo Science is a company in transition. From our incorporation through March 2001, we were engaged in the development of ERGOSET(R) tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to pursue other strategic alternatives.

     In March 2001, we decided that the next phase of the development of ERGOSET(R) would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We have substantial unrecognized tax benefits and approximately $25 million in cash and cash equivalents. We are currently evaluating strategic alternatives for these assets. We are also in the process of attempting to sell or license our interests in ERGOSET(R) including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

     At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock. These transfer restrictions were implemented on October 19, 2001. At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30. Unless extended, the agreement with Court Square Capital Limited expires in May 2003. During our transition period, we intend to continue to conserve our cash and other assets.

     The Investment Company Act of 1940 ("40 Act") requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion applies, a company is an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. We have relied on different exclusions available under the Act to avoid being regulated as an investment company. However, since the third quarter of 2001, the only securities we have held are U.S. Government obligations with original maturities of 90 days or less. Since these are not "investment securities" within the meaning of the Act, we do not meet the general definition of an investment company. The board of directors may also evaluate the possibility of registering as a 40 Act Company.

HUMAN RESOURCES

     As of February 27, 2003, we had two part-time employees. Neither of our employees is covered by a collective bargaining agreement.

                                  RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K AND ALL OTHER SEC REPORTS OF THE COMPANY, YOU SHOULD CONSIDER THE FOLLOWING FACTORS IN EVALUATING THE COMPANY, ITS BUSINESS AND THE STRATEGIC DIRECTION THE COMPANY MAY HEAD IN THE FUTURE.

WE HAVE RELIED ON AN EXCLUSION FROM THE DEFINITION OF "INVESTMENT COMPANY" THAT MAY NOT HAVE BEEN AVAILABLE TO US. WE COULD THEREFORE POSSIBLY BE SUBJECT TO ENFORCEMENT ACTION BY THE SEC AND COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY WITH SIGNIFICANT RESTRICTIONS ON OUR BUSINESS.

     The Investment Company Act of 1940 requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion applies, a company is an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. We currently are not an investment company under this test because none of our assets are such investment securities.

     However, from the time of our initial public offering through March 2001, we relied on an exclusion available to companies that are engaged primarily in a business other than investing. The SEC has established specific criteria by which companies that are primarily engaged in research and development, not investing, qualify for this exclusion. When we sold our pre-clinical research assets in the second quarter of 1999 and moved to conserve our assets for the development of ERGOSET through the FDA process, it raised a regulatory issue as to whether we might need to register as an investment company. There is a risk that the SEC could take the position that we did not meet the requirements for this exclusion from the second quarter of 1999 through March 2001. The Investment Company Act also provides a one-year temporary exclusion for companies that are in transition and which have a bona fide intent to be engaged primarily in a business other than investing in securities as soon as possible, but in any event within one year. We relied on this temporary exclusion since we decided to sell our human drug-related assets in March 2001 through the third quarter of 2001. There is a risk that the SEC may take the position that we are not entitled to rely on this temporary exclusion. In the event that we were not entitled to rely on the exclusion prior to March 2001 or we were not entitled to rely on the temporary exclusion beginning in March 2001, our failure to register as an investment company not only raises the possibility of an enforcement action by the SEC, but also threatens the validity of corporate actions and contracts entered into by us during the period of violations. Since the third quarter of 2001, the only securities we have held are U.S. government obligations with maturities of 90 days or less, which provides a separate exclusion under the 40 Act.

     If we are determined to have been an unregistered investment company when we entered into the purchase agreement with Court Square, that agreement may not be enforceable by us against Court Square. If we are or become an unregistered investment company, we may be limited in our ability to issue any securities, whether to Court Square under the purchase agreement, or pursuant to the 2001 Employee, Director and Consultant Stock Plan.

WE ARE A COMPANY IN TRANSITION.

     We may not successfully make the transition from developing human drug products to pursuing other strategic alternatives. Over the past few years, we have terminated nearly all of our employees, including nearly all of our key employees. We may not have adequate capital, human or other resources to pursue other strategic alternatives. Capital, human and other resources may not be available from other sources and, even if available, may not be available on terms that are acceptable to us. Until we decide on a strategic direction to pursue, we cannot predict the nature or intensity of the competition that we will face.

OUR COMMON STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED OR PENNY STOCK WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO BUY OR SELL SHARES AND FOR US TO ENTER INTO FUTURE EQUITY FINANCINGS.

     Our common stock was delisted from the Nasdaq Stock Market effective with the open of business on May 24, 2001. Our common stock currently is quoted on the NASD's OTC Bulletin Board and may be adversely affected by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors which are generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our common stock and also may affect the ability of holders of our common stock to resell their shares of common stock. In addition, the continued delisting of our common stock may make our stock less attractive to third parties, which could adversely affect our ability to enter into future equity financing transactions.

THE TRANSFER RESTRICTIONS IMPLEMENTED IN THE MERGER MAY DELAY OR PREVENT TAKEOVER BIDS BY THIRD PARTIES AND MAY DELAY OR FRUSTRATE ANY ATTEMPT BY STOCKHOLDERS TO REPLACE OR REMOVE THE CURRENT MANAGEMENT.

     The new shares of common stock issued by the Company in the merger are subject to the transfer restrictions described in the proxy statement/prospectus filed by the Company. These transfer restrictions will require any person attempting to acquire a significant interest in the Company to negotiate with the Company's board of directors. The transfer restrictions also may make it more difficult to effect a merger or similar transaction perceived by stockholders to be favorable to the Company by requiring any person seeking to enter into such a transaction with the Company to negotiate with our Board of Directors. Finally, the transfer restrictions may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company's outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the merger.

IF THE TRANSFER RESTRICTIONS ARE NOT EFFECTIVE IN PREVENTING AN OWNERSHIP CHANGE FROM OCCURRING, OUR ABILITY TO USE THE TAX NET OPERATING LOSS ("NOL") CARRYFORWARDS WILL BE SEVERELY LIMITED.

     Although the transfer restrictions are expressly permitted under Delaware law, we are not aware of any published court decisions enforcing similar transfer restrictions. Even if a court did enforce our transfer restrictions in the case of such a transfer, the Internal Revenue Service might not agree that the transfer restrictions provide a sufficient remedy with respect to any ownership change resulting from the prohibited transfer. In either of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit merger sub's ability to use the tax benefits associated with our NOL carryforwards.

WE MAY NOT BE ABLE TO REALIZE THE BENEFITS OF OUR NOL CARRYFORWARDS.

     Our ability to use our potential tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of those NOL carryforwards permanently.

     In addition, the amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service. The IRS could challenge our calculation of the amount of our NOLs or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOLs to offset taxable income in future years. If the IRS were successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

BECAUSE OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED, CERTAIN STOCKHOLDERS CAN EXERT SIGNIFICANT INFLUENCE OVER STOCKHOLDERS' DECISIONS.

     As of December 31, 2002, we believe that our largest stockholder, Court Square, beneficially owned and had the right to vote approximately 22.9% of our outstanding shares of common stock. If the maximum number of shares of common stock are issued to Court Square under the purchase agreement, Court Square will beneficially own and have the right to vote approximately 49.5% of our outstanding shares. Accordingly, Court Square will have a significant influence on the outcome of stockholder votes, including votes concerning, among other things, the election of directors; the adoption or amendment of provisions in our Certificate of Incorporation; and the approval of other significant corporate transactions, including mergers, and reorganizations. This level of concentrated ownership by a single entity may have the effect of delaying or preventing a change in the management or voting control of the Company.

ANTI-TAKEOVER PROVISIONS COULD IMPAIR THE MARKET PRICE OF ERGO COMMON STOCK.

     We have adopted certain anti-takeover measures. Our Certificate of
Incorporation:

        -   provides for staggered terms of office for directors;

        - requires certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings;

        - prohibits stockholders from calling special meetings of stockholders; and

        - authorizes the board of directors of the Company to issue up to 10,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences, and other designations, including voting rights, of those shares as the board of directors may determine.

These provisions, alone or in combination with each other and with the matters described in "Risk Factors--Concentrated Ownership of our Common Stock Results in Significant Influence Over Stockholders' Decisions," may discourage transactions involving actual or potential changes of control. Such transactions may include those that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. Except with respect to Court Square, we also are subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult. We have taken steps to help preserve our net operating loss carryforwards and reduce, but not eliminate, the risk of the occurrence of an ownership change. These steps under consideration may have the incidental effect of impeding the attempt of a person or entity from acquiring a significant or controlling interest in the Company, render it difficult to effect a merger or similar transaction even if the transaction is favored by a majority of independent stockholders, and entrenching management.

FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-K contains forward-looking statements with respect to our financial condition, results of operations and business. You can find many of these statements by looking for such words as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may" or similar expressions. These statements reflect our current views with respect to future events and financial performance and involve numerous assumptions, risks and uncertainties, including without limitation, the risks described in "Risk Factors." Because these forward-looking statements are based upon assumptions and are subject to risks and uncertainties, actual results may vary materially and adversely from those anticipated, believed, estimated, assumed or otherwise indicated. We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

ITEM 2. PROPERTIES

FACILITIES

     The Company currently leases approximately 600 square feet of shared office space as our principal office in Jefferson Office Park, North Andover, Massachusetts. The space is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2002 Annual Meeting of Stockholders was held on November 15, 2002. The following matters were voted upon at the annual meeting:

(1) William T. Comfort III and Charles E. Finelli were elected to serve as Directors to hold office for a term of three years until the 2005 annual meeting of stockholders and until successors are chosen and qualified. Thomas F. McWilliams and J. Warren Huff will serve as Directors until the annual meeting of stockholders in 2003 and David R. Burt will serve as a Director until the annual meeting of stockholders in 2004.

(2) Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2002. This proposal was approved with 3,400,283 votes for the proposal, 334,737 votes against the proposal, 19,450 abstentions and 0 broker non-votes.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was quoted on the Nasdaq Stock Market through May 23, 2001 under the symbol "ERGO." Since that date, after a brief transition period during which our common stock was quoted on the NASD's OTC Bulletin Board under the symbol "ERGG," our common stock has been quoted on the NASD's OTC Bulletin Board under the symbol "ERGO." At February 27, 2003, the number of record holders of our common stock was approximately 252. The following table sets forth, for the periods indicated, the high and low sale price or bid information for our common stock as reported on the Nasdaq Stock Market or the NASD's OTC Bulletin Board, as applicable. Please note that the bid information relating to over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       HIGH         LOW
                                                       ----         ---
         2002

           First Quarter                              $ 2.15       $ 1.80
           Second Quarter                             $ 2.15       $ 1.81
           Third Quarter                              $ 2.00       $ 1.50
           Fourth Quarter                             $ 1.93       $ 1.40
         2001

           First Quarter                              $ 2.03       $ 1.25
           Second Quarter                             $ 2.12       $ 1.56
           Third Quarter                              $ 2.12       $ 1.82
           Fourth Quarter                             $ 2.49       $ 1.88

DIVIDENDS

     We have not paid dividends to our stockholders since our inception. We currently intend to retain earnings, if any, to finance our growth. The terms of our series D exchangeable preferred stock prohibit us from paying dividends on our common stock.

                      EQUITY COMPENSATION PLAN INFORMATION

     The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2002.

                                   NUMBER OF SECURITIES TO         WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                   BE ISSUED UPON EXERCISE         EXERCISE PRICE OF      REMAINING AVAILABLE FOR
                                   OF OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,   FUTURE ISSUANCE UNDER
PLAN CATEGORY                        WARRANTS AND RIGHTS           WARRANTS AND RIGHTS    EQUITY COMPENSATION PLANS
-------------                      -----------------------         -------------------    -------------------------
                                   (a)                             (b)                    (c)
Equity compensation plans
 approved by security holders                    1,600,000                     $  2.05                    1,572,500
                                   --------------------------------------------------------------------------------

          Total............                      1,600,000                     $  2.05                    1,572,500
                                   ================================================================================

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this report.

                                                                              YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                         2002            2001            2000            1999            1998
                                                     -------------   -------------   -------------   -------------   -------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues(1)                                                     --              --              --              --   $  18,924,552
Operating expenses:
   Research and development(2)                       $      39,278   $      55,454   $    (163,834)  $   2,269,450      14,549,810
   Cost of product revenue                                      --              --              --              --       2,488,520
   Write-off related to renegotiated supply
     agreement                                                  --              --              --              --       2,499,000
   General and administrative(3)(4)                        973,497       2,456,332       1,748,301       3,597,382       7,558,572
                                                     -----------------------------------------------------------------------------

   Total operating expenses                              1,012,775       2,511,786       1,584,467       5,866,832      27,095,902
                                                     -----------------------------------------------------------------------------

Other Income:
   Interest income                                         426,493       1,260,964       1,920,922       1,628,206       1,862,453
                                                     -----------------------------------------------------------------------------

     Net income (loss)                                    (586,282)     (1,250,822)        336,455      (4,238,626)     (6,308,897)
                                                     =============================================================================

     Net income (loss) income per share
      basic(5)                                       $       (0.08)  $       (0.18)  $        0.05   $       (0.59)  $       (0.97)
                                                     =============================================================================
      assuming dilution(5)                           $       (0.08)  $       (0.18)  $        0.05   $       (0.59)  $       (0.97)
                                                     =============================================================================

Weighted average common shares outstanding
      basic(6)                                           7,149,578       7,149,578       7,146,209       7,127,912       7,043,959
                                                     =============================================================================
      assuming dilution(6)                               7,149,578       7,149,578       7,181,780       7,127,912       7,043,959
                                                     =============================================================================

                                                                                       DECEMBER 31,
                                                          2002            2001            2000            1999            1998
                                                     -------------   -------------   -------------   -------------   -------------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents                            $  24,938,233   $  25,808,028   $  10,130,599   $   4,292,631   $  15,715,708
Investments                                                     --              --      16,958,488      26,047,124      17,997,599
Working capital                                         24,307,106      24,888,851      26,124,695      18,431,622      29,563,042
Total assets                                            24,997,675      25,823,201      27,129,619      30,409,901      34,724,868
Long-term obligations                                           --              --              --              --         155,596
Total stockholders' equity                              24,309,384      24,895,666      26,146,488      25,786,233      29,825,882

     (1) Relates to revenue received from Johnson & Johnson in 1998 in accordance with the Joint Collaboration and License Agreement.

     (2) Includes adjustments to estimates of amounts required to settle ERGOSET(R) related obligations in 2000, offset by a $2 million charge as part of the LSU settlement. See Note 9 of Notes to Consolidated Financial Statements.

     (3) Includes a charge in 1998 of $1,042,290 related to an asset write-down of equipment and leasehold improvements.

     (4) Includes a loss on the disposal of equipment in 2001 and 1999 in the amount of $3,201 and $157,000, respectively.

     (5)  We have never paid cash dividends on our common stock.

     (6) Share amounts reflect the 1 for 2 reverse stock split that occurred on October 19, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT ERGO'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS. ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ASSUMED, ESTIMATED OR OTHERWISE INDICATED. IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, WITHOUT LIMITATION:

     -    WE ARE A COMPANY IN TRANSITION;

     - OUR COMMON STOCK IS SUBJECT TO RULES RELATING TO LOW-PRICED OR PENNY STOCK, WHICH MAY MAKE IT MORE DIFFICULT FOR OUR STOCKHOLDERS TO BUY OR SELL SHARES AND FOR US TO ENTER INTO FUTURE EQUITY FINANCINGS;

     - THE TRANSFER RESTRICTIONS IMPLEMENTED IN THE MERGER MAY DELAY OR PREVENT TAKEOVER BIDS BY THIRD PARTIES AND MAY DELAY OR FRUSTRATE ANY ATTEMPT BY OUR STOCKHOLDERS TO REPLACE OR REMOVE THE CURRENT MANAGEMENT; AND

     - WE BELIEVE THAT WE HAVE QUALIFIED FOR EXCLUSIONS FROM THE DEFINITION OF "INVESTMENT COMPANY"' UNDER THE INVESTMENT COMPANY ACT OF 1940 AT ALL RELEVANT TIMES SINCE OUR INCORPORATION; HOWEVER, IF THE SECURITIES AND EXCHANGE COMMISSION TAKES A CONTRARY POSITION AND PREVAILS, WE WOULD BE SUBJECT TO SIGNIFICANT RESTRICTIONS ON OUR BUSINESS AND ON OUR ABILITY TO PURSUE OTHER STRATEGIC ALTERNATIVES.

                                    OVERVIEW

     Ergo Science is a company in transition. From our incorporation through March 2001, we were engaged in the development of ERGOSET(R) tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to pursue other strategic alternatives.

     In March 2001, we decided that the next phase of the development of ERGOSET(R) would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses. We have substantial unrecognized tax benefits and approximately $25 million in cash and cash equivalents. We are currently evaluating strategic alternatives for these assets. We are also in the process of attempting to sell or license our interests in ERGOSET(R) including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

     At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock. These transfer restrictions were implemented on October 19, 2001. At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30. During our transition period, we intend to continue to conserve our cash and other assets. The only securities we currently hold are U. S. government obligations with maturities of 90 days or less. We expect to continue to hold similar securities exclusively until we acquire an operating business.

     From our inception through 2002, the Company has been unprofitable.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are discussed in Note 1 of our audited financial statements, which are included in this Form 10-K. We believe that the most significant judgements involve the establishment of accruals at each balance sheet date. The Company has recorded an accrued liability representing an estimated amount for drug development related expenses. The amount the Company ultimately pays to settle this liability may differ from the amount accrued and the difference may result in a charge or credit to income in the future.

     The Chief Executive Officer of the Company spends a portion of his time dealing with FDA related issues and therefore, the Company records a portion of the CEO's salary as a Research and Development expense in the statement of operations.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2002

     Research and development expenses decreased from $55,454 to $39,278 in 2001 and 2002, respectively. The decrease in costs in 2002 was primarily a result of less FDA related consulting services incurred by the Company in 2002.

     General and administrative expenses decreased from $2,456,332 to $973,497 in 2001 and 2002, respectively. The decrease was principally due to reduced legal costs of approximately $1,050,000 and reduced professional fees of approximately $460,000 incurred in evaluating our strategic alternatives, in preparing a proxy statement for our annual meeting of stockholders and in undertaking efforts to implement our strategic plan. In particular, in 2001 we incurred legal costs and professional fees related to our effort to remain listed on the Nasdaq Stock Market, adoption of a new stock option plan, negotiating a common stock purchase agreement with Court Square Capital Limited, attempting to sell or license our interest in ERGOSET(R) and our other human drug related assets and implementing the stock transfer restrictions.

     Interest and other income decreased from $1,260,964 to $426,493 in 2001 and 2002, respectively. The decrease in interest income is primarily due to a general reduction of market interest rates and a decrease of cash available for investment.

     Net loss decreased from $1,250,822 to $586,282 in 2001 and 2002, respectively. The decrease in net loss was mainly due to decreased legal and other professional fees incurred by us in preparing the Proxy with the SEC, in evaluating our strategic alternatives and the process of attempting to sell or license our interest in ERGOSET(R) and our other human drug related assets. Net loss per common share decreased from $0.18 to $0.08 in 2001 and 2002, respectively.

YEARS ENDED DECEMBER 31, 2000 AND 2001

     Research and development expenses increased from ($163,834) to $55,454 in 2000 and 2001, respectively. The increase in costs in 2001 was primarily a result of the reversal of accrued ERGOSET(R) related development costs of $2,230,000 in the third quarter of 2000, which were offset by the effect of the discontinuation of pre-clinical programs. These development costs were originally accrued in 1998 and were reversed in 2000 because we no longer believed we would have to pay them, resulting in a negative charge to research and development expenses. Also, in the third quarter of 2000, we recorded a $2 million charge to research and development expenses as a result of the settlement with LSU.

     General and administrative expenses increased from $1,748,301 to $2,456,332 in 2000 and 2001, respectively. The increase was principally due to legal costs and professional fees incurred in evaluating our strategic alternatives, in preparing a proxy statement for our annual meeting of stockholders and in undertaking efforts to implement our strategic plan. In particular, in 2001 we incurred legal costs and professional fees related to our effort to remain listed on the Nasdaq Stock Market, adoption of a new stock option plan, negotiating a common stock purchase agreement with Court Square Capital Limited, attempting to sell or license our interest in ERGOSET(R) and our other human drug related assets and implementing the stock transfer restrictions.

     Interest and other income decreased from $1,920,922 to $1,260,964 in 2000 and 2001, respectively. The decrease in interest income is primarily due to the decrease of cash available for investment. Interest income also decreased due to a general reduction in market interest rates.

     Net (loss) income decreased from $336,455 to ($1,250,822) in 2000 and 2001, respectively. The decrease in net income was mainly due to increased legal and other professional fees incurred by us in preparing the Proxy with the SEC, in evaluating our strategic alternatives and the process of attempting to sell or license our interest in ERGOSET(R) and our other human drug related assets. Net income (loss) per common share decreased from $0.05 to ($0.18) in 2000 and 2001, respectively.

NET OPERATING LOSS CARRYFORWARDS

     At December 31, 2002, we reported federal net operating loss and research and experimentation carryforwards of approximately $81 million. If not used, the tax loss carryforwards will begin to expire in 2006. Our ability to use these carryforwards is subject to limitations resulting from, among other things, an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 5 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

RESOURCES

     Since our inception, our primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided us with aggregate proceeds of $42,999,000 through 1998.

     On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, the Company's largest stockholder, to provide us with additional capital for general corporate purposes or to pursue other strategic alternatives. Subject to certain conditions, including stockholder approval, the agreement provides for us to issue and sell to Court Square 3,750,000 shares at a per share price of $2.30, subject to adjustment. Unless extended, the agreement expires on May 23, 2003.

     Cash and cash equivalents were $25,808,028 and $24,938,233 at December 31, 2001 and 2002, respectively. The overall decrease in cash and cash equivalents at December 31, 2002 compared to one year prior was due primarily to general operating costs of the company.

     Our primary source of cash in 2002 was interest income generated by our investment of cash and cash equivalents. Barring unforeseen circumstances, we expect interest income to continue to be our primary source of cash until we decide upon, and implement steps to pursue, a new future strategic direction. The only securities we currently hold are U.S. government obligations with maturities of 90 days or less. We expect to continue to hold similar securities exclusively until we choose our new strategic direction.

     We have concentrated our efforts on conserving our cash while we have been considering our strategic alternatives. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern may continue.

REQUIREMENTS

     Our primary use of cash to date has been in operating activities to fund research and development, including preclinical studies and clinical trials, and general and administrative expenses and in evaluating and implementing strategic alternatives.

     As described above, we are in a period of transition and our board of directors is considering strategic alternatives with a view towards re-positioning us so as to preserve and enhance shareholder value.

     We expect that (in the absence of a strategic change) our available cash and expected interest income will fund our current operations for the foreseeable future. Our capital requirements will depend, in part, on our ability to sell our interests in our human drug related assets and the amount of proceeds realized by us from any such sale or license.

     Depending on the decisions that are made, our capital requirements may exceed our current resources. In such a case, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

     The terms of our series D exchangeable preferred stock prohibit us from paying dividends on our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, and thus were adopted by us, as required, as of January 1, 2002. SFAS No. 141 and SFAS No. 142 did not affect our financial position or results of operations upon adoption.

     In August 2001, FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We have determined that the adoption of SFAS 143 will not have an impact on our financial position and results of operations.

     In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 did not affect our financial position or results of operations upon adoption.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS 146 will not have an impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for those companies who voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of FAS 148 are effective for fiscal years ending after December 15, 2002. We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have incorporated the disclosure requirements of SFAS 148 at December 31, 2002, which requires a tabular pro forma presentation of net income had FAS 123 been adopted by us, in the "Summary of Significant Accounting Policies" footnote of the financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in our interim and annual financial statements about our obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value for the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements. See Note 5, "Commitments and Contingencies," to our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are not subject to market risk associated with risk sensitive institutions as we do not invest in institutions that are not United States government institutions and do not enter into hedging transactions.

     ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         PAGE NO.
                                                                                                         --------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants                                                                              15

Consolidated Balance Sheets as of December 31, 2002 and 2001                                                   16

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000                     17

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                     18

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000           19

Notes to Consolidated Financial Statements                                                                     20

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Ergo Science Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                   /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 21, 2003

                            ERGO SCIENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        2002            2001
                                                                                   -------------    -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                       $  24,938,233    $  25,808,028
   Prepaid and other current assets                                                       57,164            8,358
                                                                                   ------------------------------
          Total current assets                                                        24,995,397       25,816,386
Equipment, net                                                                             2,278            6,815
                                                                                   ------------------------------
          Total assets                                                             $  24,997,675    $  25,823,201
                                                                                   ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                           $     688,291    $     927,535
                                                                                   ------------------------------
          Total current liabilities                                                      688,291          927,535

Commitments and contingencies (Notes 7 and 9)                                                 --               --

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of series D exchangeable preferred stock issued and outstanding at December
     31, 2002 and 2001 (liquidation preference of $10,862,192 at December 31,
     2002)                                                                             4,306,520        4,306,520

   Common stock, $.01 par value, authorized 50,000,000 shares at December 31,
     2002 and 2001; 7,149,578 shares issued and outstanding at December 31, 2002
     and 2001, respectively                                                               71,496           71,496

   Additional paid-in capital                                                        111,880,321      111,880,321
   Cumulative dividends on preferred stock                                            (2,296,953)      (2,296,953)
   Accumulated deficit                                                               (89,652,000)     (89,065,718)
                                                                                   ------------------------------
       Total stockholders' equity                                                     24,309,384       24,895,666
                                                                                   ------------------------------
          Total liabilities and stockholders' equity                               $  24,997,675    $  25,823,201
                                                                                   ==============================

         The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2002           2001           2000
                                                               -----------    -----------    -----------
Operating expenses:
   Research and development                                    $    39,278    $    55,454    $  (163,834)
   General and administrative                                      973,497      2,456,332      1,748,301
                                                               -----------------------------------------
     Total operating expenses                                    1,012,775      2,511,786      1,584,467

Other income:
   Interest income                                                 426,493      1,260,964      1,920,922
                                                               -----------------------------------------
       Net income (loss)                                          (586,282)    (1,250,822)       336,455
                                                               =========================================

Net income (loss) per common share:
            Basic                                              $     (0.08)   $     (0.18)   $      0.05
                                                               =========================================
            Diluted                                            $     (0.08)   $     (0.18)   $      0.05
                                                               =========================================

Weighted average common shares outstanding:
            Basic                                                7,149,578      7,149,578      7,146,209
                                                               =========================================
            Diluted                                              7,149,578      7,149,578      7,181,780
                                                               =========================================

         The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                  2002           2001           2000
                                                               --------------------------------------------
Cash flows from operating activities:
   Net (loss) income                                           $   (586,282)  $  (1,250,822)  $     336,455
    Adjustments to reconcile net (loss) income to cash
     (used in) operating activities:
       Depreciation and amortization                                  4,537           9,857          25,231
       Loss on disposal of equipment                                     --           3,201              --
   Changes in operating assets and liabilities:
       Prepaid and other current assets                             (48,806)         10,381           8,330
       Other assets                                                      --              --           3,318
       Accounts payable and accrued expenses                       (239,244)        (55,596)     (3,640,537)
                                                               --------------------------------------------

Net cash (used in) operating activities                            (869,795)     (1,282,979)     (3,267,203)
                                                               --------------------------------------------

Cash flows from investing activities:
   Purchase of short-term investments                                    --     (39,265,526)    (46,870,113)
   Proceeds from maturity of short-term investments                      --      56,224,014      54,993,551
   Proceeds from maturity of long-term investments                       --              --         965,198
   Purchase of equipment and leasehold improvements                      --              --          (7,265)
   Net proceeds received on sale of equipment                            --           1,920              --
                                                               --------------------------------------------

Net cash provided by investing activities                                --      16,960,408       9,081,371
                                                               --------------------------------------------

Cash flows from financing activities:
   Proceeds from stock option exercise                                   --              --          23,800
                                                               --------------------------------------------

Net cash provided by financing activities                                --              --          23,800
                                                               --------------------------------------------

Net (decrease) increase in cash and cash equivalents               (869,795)     15,677,429       5,837,968
Cash and cash equivalents at beginning of period                 25,808,028      10,130,599       4,292,631
                                                               --------------------------------------------

Cash and cash equivalents at end of period                     $ 24,938,233   $  25,808,028   $  10,130,599
                                                               ============================================

         The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                  CUMULATIVE
                                                                                  ADDITIONAL      DIVIDENDS ON
                                                                                   PAID-IN         PREFERRED      ACCUMULATED
                                  PREFERRED STOCK             COMMON STOCK          CAPITAL          STOCK          DEFICIT
                                ------------------        -------------------     ----------      ------------    -----------
                                SHARES      AMOUNT        SHARES       AMOUNT
                                ------      ------        ------       ------
Balance at December 31,1999       6,903   $ 4,306,520     7,134,703   $ 71,347   $ 111,856,670   $  (2,296,953)  $ (88,151,351)

Exercise of stock options                                    14,875        149          23,651

Net income for period                                                                                                  336,455
                               -----------------------------------------------------------------------------------------------

Balance at December 31,2000       6,903     4,306,520     7,149,578     71,496     111,880,321      (2,296,953)    (87,814,896)

Net loss for period                                                                                                 (1,250,822)
                               -----------------------------------------------------------------------------------------------

Balance at December 31,2001       6,903     4,306,520     7,149,578     71,496     111,880,321      (2,296,953)    (89,065,718)

Net loss for period                                                                                                   (586,282)
                               -----------------------------------------------------------------------------------------------

Balance at December 31,2002       6,903   $ 4,306,520     7,149,578   $ 71,496   $ 111,880,321   $  (2,296,953)  $ (89,652,000)
                               ===============================================================================================

                                           TOTAL
                                       STOCKHOLDERS'
                                           EQUITY
                                       -------------
Balance at December 31,1999            $  25,786,233

Exercise of stock options                     23,800

Net income for period                        336,455
                                       -------------

Balance at December 31,2000               26,146,488

Net loss for period                       (1,250,822)
                                       -------------

Balance at December 31,2001               24,895,666

Net loss for period                         (586,282)
                                       -------------

Balance at December 31,2002            $  24,309,384
                                       =============

         The accompanying notes are an integral part of the consolidated financial statements.

                            ERGO SCIENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     IN CONNECTION WITH THE IMPLEMENTATION OF TRANSFER RESTRICTIONS ON OUR SHARES OF COMMON STOCK THAT BECAME EFFECTIVE ON OCTOBER 19, 2001, THE OUTSTANDING SHARES OF OUR COMMON STOCK WERE REVERSE SPLIT ON A ONE-FOR-TWO BASIS. UNLESS OTHERWISE INDICATED, ALL OF THE SHARE AND PER SHARE DATA IN THIS REPORT REFLECT THE EFFECT OF THIS REVERSE STOCK SPLIT.

     BACKGROUND AND RECENT EVENTS

     Ergo Science is a company in transition. From our incorporation through March 2001, we were engaged in the development of ERGOSET(R) tablets for the treatment of type 2 diabetes. We are now working to sell our drug assets and to pursue other strategic alternatives.

     In March 2001, we decided that the next phase of the development of ERGOSET(R) will be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do. We are currently seeking to acquire one or more established businesses. We have substantial unrecognized tax benefits and approximately $25 million in cash and cash equivalents. We are currently evaluating strategic alternatives for these assets. We are also in the process of attempting to sell or license our interests in ERGOSET(R) including our intellectual property rights and other human drug related assets. If we enter into an agreement to dispose of any of our human drug-related assets, we will seek stockholder approval for that transaction only if it is required by Delaware, or other applicable law or our board of directors determines it is advisable to seek such approval.

     At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock. These transfer restrictions were implemented on October 19, 2001. At that annual meeting, stockholders also approved an arrangement by which we may issue and sell up to 3,750,000 shares of our common stock to Court Square Capital Limited, our largest stockholder, at a per share price of $2.30. Unless extended, the agreement with Court Square Capital Limited expires in May 2003. During our transition period, we intend to continue to conserve our cash and other assets. The only securities we currently hold are U. S. Government obligations with original maturities of 90 days or less. We expect to continue to hold similar securities exclusively until we acquire an operating business. The board of directors may also evaluate the possibility of registering as a 40 Act company.

     ORGANIZATION

     Ergo Science Development Corporation ("ESDC") was incorporated on January 23, 1990. ESDC operated as an S Corporation from inception to September 10, 1992, when it converted to a C Corporation. In April 1995, ESDC went through a recapitalization whereby all the stock of ESDC was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, previously a wholly owned subsidiary of ESDC. Subsequent to the recapitalization, Ergo Science Holdings, Incorporated changed its name to Ergo Science Corporation ("Ergo" or the "Company"). The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated upon consolidation.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. The Company includes in research and development expense costs related to the handling of matters with the U.S. Food and Drug Administration.

     CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments with maturity of 90 days or less at the date of purchase to be cash equivalents.

     All debt securities are classified as held-to-maturity as the Company has positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.

     At December 31, 2002 and 2001, the Company's cash equivalents consisted only of investments in cash money market accounts and U.S. government obligations that mature within 90 days of purchase.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     NET LOSS PER COMMON SHARE

     Basic earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. For the year ended December 31, 2000, a total of 35,571 stock option shares, were included in the weighted average number of common shares outstanding calculation.

     The diluted loss per common share calculated for the years ended December 31, 2002 and 2001, excludes the effects of 213,625 and 214,375 options outstanding, respectively. These amounts are excluded, as their inclusion would be anti-dilutive.

     STOCK BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2002, 2001 and 2000 would have been increased to the pro forma amounts indicated below:

                                           YEARS ENDED DECEMBER 31,
                                               2002          2001            2000
                                               ----          ----            ----
     Net income (loss):
          As reported                       $ (586,282)   $(1,250,822)     $336,455
          Pro forma                           (723,069)    (1,438,007)      268,527

     Net income (loss) per share--basic
          As reported                       $    (0.08)   $     (0.18)     $   0.05
          Pro forma
                                                 (0.10)         (0.20)         0.04
     Net income (loss) per share--diluted
          As reported                       $    (0.08)$        (0.18)     $   0.05
          Pro forma
                                                 (0.10)         (0.20)         0.04

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  2002         2001        2000
                                                  ----         ----        ----
Expected Life                                    5 years     5 years      5 years
Expected Volatility                                50%         50%          95%
Dividend Yield                                      0%          0%           0%
Weighted Average Risk-free Interest Rate         4.77%       4.77%        5.02%

     EQUIPMENT

     Equipment is stated at cost. Depreciation is calculated using straight-line basis over a 2 to 7 year estimated useful life. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

     INCOME TAXES

     Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See Note 5).

     COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income (loss) includes only net income (loss) at December 31, 2002 and 2001.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year's presentation. Such reclassifications had no effect on the Company's results of operations.

     NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 were effective for fiscal years beginning after December 15, 2001, and thus were adopted by us, as required, as of January 1, 2002. SFAS No. 141 and SFAS No. 142 did not affect our financial position or results of operations upon adoption.

     In August 2001, FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We have determined that the adoption of SFAS 143 will not have an impact on our financial position and results of operations.

     In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 did not affect our financial position or results of operations upon adoption.

     In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We have determined that the adoption of SFAS 146 will not have an impact on our financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure - An Amendment of FAS No. 123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for those companies who voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of FAS 123 to require prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provision of FAS 148 are effective for fiscal years ending after December 15, 2002.

We have not adopted the fair value method of accounting for stock-based compensation, and will continue to apply APB 25 for our stock-based compensation plans. We have incorporated the disclosure requirements of SFAS 148 at December 31, 2002, which requires a tabular pro forma presentation of net income had FAS 123 been adopted by us, in the "Summary of Significant Accounting Policies" footnote of the financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS, AN INTERPRETATION OF FASB STATEMENTS NO. 5, 57, AND 107 AND RESCISSION OF FASB INTERPRETATION NO. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in our interim and annual financial statements about our obligations under certain guarantees that it has issued. It requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value for the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial statements. See Note 5, "Commitments and Contingencies," to our consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on our financial statements.

2.   EQUIPMENT

     Equipment consists of the following at December 31:

                                                               2002            2001
                                                            ----------      ----------
     Furniture and equipment                                $   42,608      $   42,608
     Accumulated depreciation and amortization                 (40,330)        (35,793)
                                                            --------------------------
     Equipment, net                                         $    2,278      $    6,815
                                                            ==========================

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $4,537, $9,857, and $25,231, respectively. The Company disposed of furniture and equipment in the third quarter of 2001, resulting in a loss of $3,201, which is included in general and administrative expense on the statement of operations.

3.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31,

                                                              2002         2001
                                                           ----------   ----------
     Accounts payable                                           9,329   $   34,528
     Accrued legal costs                                       52,940      276,346
     Accrued payroll, bonuses and vacation                     29,289       27,849
     Accrued professional fees                                 58,000       50,800
     Accrued drug development related expenses                500,000      500,000
     Accrued other expenses                                    38,733       38,012
                                                           -----------------------
        Total accounts payable and accrued expenses        $  688,291   $  927,535
                                                           ========================

     The accrued drug development related expense represents an amount estimated by management for costs incurred in prior years pertaining to drug development related expenses.

4.   LEASES

     The Company leases office space under lease arrangements, which originally expired in June 2002. The office space lease currently renews on a monthly basis. The lease for the Company's office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor. Minimum lease payments under this lease for 2003 are approximately $3,000.

     Rent expense for the years ending on December 31, 2002, 2001 and 2000 amounted to $31,171, $36,616 and $45,526, respectively.

5.   INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                      2002              2001
                                                  -------------     -------------
   Deferred tax assets:
      Research and development credits            $   2,554,000     $   2,554,000
      Deferred compensation                              79,000            79,000
      Intangible amortization                           747,000           857,000
      Net operating loss                             31,348,000        31,004,000
                                                  -------------------------------
   Total deferred tax assets                         34,728,000        34,494,000
   Valuation allowance for deferred tax assets      (34,728,000)      (34,494,000)
                                                  -------------------------------
   Net deferred tax assets                                   --                --
                                                  ===============================

     The change in the total valuation allowance was a increase of $234,000 for the year ended December 31, 2002 and an increase of $97,000 for the year ended December 31, 2001.

     As of December 31, 2002, the Company had federal net operating losses ("NOL") and research and experimentation credit carryforwards of approximately $78,371,000 and $2,554,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2006 through 2022. Approximately $29,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options, which have been fully reserved. The benefit from the $29,000 tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that, at this time, it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $34,728,000 has been established at December 31, 2002.

     Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

6.   CAPITAL STOCK

     On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, our largest stockholder, to provide us with additional capital for general corporate purposes or to pursue other strategic alternatives. Subject to certain conditions, including stockholder approval, the agreement provides for us to issue and sell to Court Square and its affiliates up to 3,750,000 shares of our common stock at a per share price of $2.30, subject to adjustment. The agreement expires on May 23, 2003.

     See Note 7 for a description of series D preferred stock.

     On October 15, 2001, the stockholders of the Company voted to approve the merger of Ergo Science Corporation with and into its wholly-owned subsidiary, ESC Merger Sub, Inc. On October 19, 2001, the merger became effective and ESC Merger Sub. Inc. was renamed Ergo Science Corporation. Also at this time, each share of the pre-merger Common Stock was converted into the right to receive .5 shares of the post-merger Common Stock, plus cash in lieu of any fractional shares. The total paid by the Company for cash in lieu of fractional shares was approximately $30. Shares of the post-merger Common Stock are subject to certain transfer restrictions. These restrictions are intended to help preserve our substantial tax net operating loss carryforwards for use in offsetting future taxable income. In general, these restrictions will prohibit, without the prior approval of the board of directors, the direct or indirect disposition or acquisition of any of the Company's stock by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company's stock.

7.   LICENSE AGREEMENTS AND SUPPLIER CONTRACTS

     On April 27, 1995 in conjunction with a redesigned plan for commercialization of the Company's products, the Company effectively canceled the previous existing partnership sublicenses by acquiring all the partners' interests. The Company issued 278,875 shares of common stock and 5,618 shares of series D exchangeable preferred stock (the "series D preferred stock"), par value $0.01 per share. At the time, the Company ascribed a value of $16 per share to the common stock issued and $584 per share to the series D preferred stock.

     The holders of series D preferred stock are entitled to receive quarterly dividends at a rate of 6% per annum compounded semiannually on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall only be payable to holders of record when and as declared by the board of directors. The Company will have the option to convert the series D preferred stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the series D preferred stock into common stock within the 90 days, after FDA approval, the series D preferred stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The terms of the Company's series D preferred stock prohibit the Company from paying dividends on the common stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of series D preferred stock then outstanding will be entitled to receive an amount of cash equal to the stated value of series D preferred stock (including any accrued by unpaid dividends) after any distribution is made on any senior securities and before any distribution is made on any junior securities, including common stock. The liquidation preference amount for the series D preferred stock as of December 31, 2002 was $10,862,192.

     The Company is party to certain other license agreements, which require the Company to pay a royalty on product sales and to make specific payments on the completion of certain milestones. No amounts have been accrued related to these requirements as of December 31, 2002 or 2001.

8.   STOCK OPTIONS AND INCENTIVE PLAN

     The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years.

     The weighted average fair value of the options granted during 2001 was $1.72. No stock options were granted in 2002 or 2000.

     During 2001, the Company granted to its directors options to purchase 50,000 shares of common stock at exercise prices ranging from $1.25 to $1.56. Also during 2001, the Company granted an option to purchase 27,500 shares of common stock to its Chief Executive Officer at an exercise price of $2.05. All options issued in 2001 were issued at prices equal to the market price on the grant dates.

     Information related to stock option activity for the period from December 31, 1999 through December 31, 2002 is as follows:

                                                                                    WEIGHTED
                                                                                    AVERAGE
                                                                      SHARES      OPTION PRICE
                                                                      ------      ------------
            Outstanding at December 31, 1999                          440,113      $    15.02
               Exercised                                              (14,875)           1.60
               Canceled                                              (288,363)          14.90
                                                                     --------

            Outstanding at December 31, 2000                          136,875           16.72
               Granted                                                 77,500            1.72
               Exercised                                                   --              --
               Canceled                                                    --              --
                                                                     --------

            Outstanding at December 31, 2001                          214,375           11.30
               Granted                                                     --              --
               Exercised                                                   --              --
               Canceled                                                  (750)          34.00
                                                                     --------

            Outstanding at December 31, 2002                          213,625      $    11.22
                                                                     ========

      The following table summarizes information about stock options outstanding at December 31, 2002:

                         OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------------
                                  WEIGHTED-AVERAGE
    RANGE OF          NUMBER          REMAINING       WEIGHTED-AVERAGE          NUMBER       WEIGHTED-AVERAGE
EXERCISE PRICES     OUTSTANDING   CONTRACTUAL LIFE     EXERCISE PRICE        EXERCISABLE      EXERCISE PRICE
------------------  -----------   ----------------    ----------------       -----------     ----------------
$  0.00  to   1.60       91,500      4.8 years            $    1.56               56,000         $     1.58
$  2.05  to   6.50       45,500      7.6 years            $    3.80               24,875         $     4.68
$ 13.42  to 27.625       41,625      3.6 years            $   20.42               41,625         $    20.42
$ 34.00  to  42.26       35,000      4.8 years            $   35.18               35,000         $    35.18
                    -----------                                              -----------
$  0.00  to  42.26      213,625                           $   11.22              157,500         $    14.52
                    ===========                                              ===========

Effective as of November 1, 1994, the board of directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the "Incentive Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that could be granted under the Incentive Plan included incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. Awards of options to purchase 35,000 shares at an exercise price of $1.562 per share, were granted under the Incentive Plan in 2001. No awards were made in 2002 or 2000. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Incentive Plan was closed and no new grants will be made under this Plan.

On May 15, 1996, the board of directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the "Director Stock Plan"). The Director Stock Plan provided for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Those eligible directors already serving at the time the Director Stock Plan was approved by the stockholders of the Company were each granted a stock option to purchase 5,000 shares of common stock with a deemed date of grant of May 15, 1996. Each director that remained eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that such director was first granted a stock option under the Director Stock Plan was granted a second stock option to purchase 5,000 shares of common stock. Stock options granted under the Director Stock Plan vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company's 1996 Annual Meeting of Stockholders that took place on June 25, 1996. Awards of options to purchase 15,000 shares at exercise prices of $1.25-$1.562 per share were granted under the Director Stock Plan in 2001. There were no awards granted in 2002 or 2000. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Company's Director Stock Plan was closed and no new grants will be made under this Plan.

     On October 15, 2001, the stockholders of the Company approved the Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan (the "2001 Stock Plan") pursuant to which certain officers, directors, and key employees may be granted awards with respect to shares of the Company's common stock. The awards that may be granted under the 2001 Stock Plan include incentive stock options under section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards. A total of 1,600,000 shares of our common stock were reserved for issuance pursuant to options and other awards granted under this plan. This plan provides for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Stock options granted to directors under the 2001 Stock Plan vest and become exercisable in equal increments on the first five anniversaries of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. Awards of options to purchase 27,500 shares at an exercise price of $2.05 per share were granted under the 2001 Stock Plan in 2001. There were no awards granted in 2002 or 2000. As of December 31, 2002, 1,572,500 shares were available to be granted under the 2001 Stock Plan.

     At the time that the stockholders approved the 2001 Stock Plan, the Company's Long-Term Incentive Stock and Director Stock Plan were closed and no new grants will be made under either the Long-Term Incentive Plan or the Director Plan.

9.   LSU SETTLEMENT

     The Company has a Royalty Agreement with LSU under which the Company is required to pay LSU a royalty based upon gross sales in the United States and a percentage revenues the Company receives outside of the United States.

     On May 1, 1995, Ergo Research Corporation, a wholly owned subsidiary of the Company, entered into a Novated License and Royalty Agreement with LSU that replaces the Royalty Agreement with LSU described in the prior paragraph. The agreement requires the Company to pay LSU $350,000 for the first and $500,000 for all subsequent administrative approvals of licensed pharmaceutical products. The Company must pay LSU a royalty based upon gross sales in the United States with minimum royalties due.

     In 1998, a dispute arose between the Company and LSU concerning whether the Company owed LSU royalties because of certain payments the Company received from Johnson & Johnson. LSU sought payment of $4,138,000. Following mediation required under the LSU Agreement, the dispute was submitted to binding arbitration. In February 2000, the Company announced that the arbitrator rendered a preliminary decision that, contrary to the Company's position, royalties are due to LSU because of a $10 million payment received from Johnson & Johnson for the purchase of common stock. Following the arbitrator's preliminary decision against the Company, the Company settled its dispute with LSU in October 2000. As part of the settlement, the Company paid LSU approximately $3 million, of which $1 million had been accrued as of December 31, 1999. Additionally, during the year ended December 31, 2000, the Company adjusted its estimates of amounts required to settle other ERGOSET(R) related obligations. These adjustments were recorded as reductions of research and development expenses in 2000, resulting in a negative research and development expense of $163,834.

10.  EMPLOYEE BENEFIT PLANS

     Effective February 1, 1997, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the "401k Plan"). Under the 401k Plan, eligible employees are permitted to contribute, subject to certain limitations, up to 20% of their gross salary. The Company makes a matching contribution, which currently totals 50% of the employee's contribution, up to a maximum amount equal to the lesser of $2,500 or 6% of the employee's gross salary. The employer matching contribution vests over a four year period, 25% for each year of service. Years of service prior to the implementation of the 401k Plan are excluded from the vesting period. In 2002, 2001 and 2000, the Company's contributions to the 401k Plan amounted to $0, $2,230 and $2,475, respectively. The Company terminated the 401k Plan effective December 31, 2001.

11.  QUARTERLY RESULTS (UNAUDITED)

     The following table sets forth unaudited selected financial information for the periods indicated. This information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                     FIRST QUARTER   SECOND QUARTER    THIRD QUARTER   FOURTH QUARTER
                                                     -------------   --------------    -------------   --------------
2002
Net loss                                              $  (116,151)     $  (158,292)     $  (115,323)     $  (196,516)
Loss per share
      Basic and diluted                               $     (0.02)     $     (0.02)     $     (0.02)     $     (0.03)

2001
Net loss                                              $  (115,694)     $  (393,140)     $  (418,429)     $  (323,559)
Loss per share
     Basic and diluted - as previously reported       $     (0.04)     $     (0.08)     $     (0.08)     $        --
     Basic and diluted - revised                      $     (0.02)     $     (0.06)     $     (0.06)     $     (0.05)

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth the ages, principal occupation and present position of each of the Directors and the executive officer of the Company.

     DAVID R. BURT, Age 39, Class III Director, joined us as Vice President, Corporate Development, in March 1993. He was appointed our Secretary in March 1997. In March 1999, Mr. Burt joined our board of directors. He was appointed our President and Chief Executive Officer in March 1999. He was elected Chairman of our Board of Directors in March 2001. Mr. Burt also serves as the President and Chief Executive Officer and a Director of J.L. Halsey Corporation, formerly NAHC, Inc. and NovaCare, Inc., a company traditionally in the healthcare industry. From 1990 until 1993, Mr. Burt practiced corporate and securities law at Johnson & Gibbs, P.C., a law firm in Dallas, Texas. Mr. Burt's practice involved representing issuers and underwriters in financing transactions in a variety of high technology industries. Mr. Burt received a B.A. in government from Dartmouth College and a J.D. from the University of Maryland Law School. Before attending law school, Mr. Burt worked on the staff of United States Senator Paul S. Sarbanes.

     WILLIAM T. COMFORT, III, Age 36, Class I Director, joined our board of directors in January 2001. Mr. Comfort was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England from 1995 to 2000. Mr. Comfort serves as the Chairman of the Board of J.L. Halsey Corporation since November 2002 and as a director since June 2002. Mr. Comfort also serves on the boards of other public and private companies. Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

     CHARLES E. FINELLI, Age 39, Class I Director, joined our Board of Directors in March 2001. Mr. Finelli has been in the private practice of law for seven years specializing in litigation. He is a Director of J.L. Halsey Corporation. He is a graduate of the University of Arkansas School of Law.

     J. WARREN HUFF, Age 49, Class II Director, joined our board of directors in February 2001. Mr. Huff is a Venture Partner with StarTech Medical Ventures and is the Founding Chief Executive Officer of Reata Discovery, Inc., a biopharmaceutical company based in Dallas, Texas. From 1998 until 2001, Mr. Huff was President and Chief Executive Officer of OpenPages, Inc. a privately-held company in the content production software industry. From 1997 to 1998, Mr. Huff was President and Chief Executive Officer of InLight, Inc., a privately held medical education software company that he founded. From 1992 until 1997, Mr. Huff was our President. Mr. Huff received his J.D. from the Southern Methodist University School of Law and graduated magna cum laude with a B.A. in business administration from University of Texas at Austin.

     THOMAS F. MCWILLIAMS, Age 60, Class II Director, joined our board of directors during September 1992 in connection with the purchase of our convertible securities by Citicorp Venture Capital Ltd. ("CVC"). Mr. McWilliams is Managing Director of CVC, where he has been employed since
1983. He is a director of MMI Products, Inc., a company engaged in the manufacture and distribution of products used in the commercial, infrastructure and residential construction industries, Hydrochem Industrial Services, Inc., a company engaged in providing industrial cleaning services, Royster-Clark Group, a distributor of agricultural products and a number of other privately owned companies. Mr. McWilliams received his A.B. from Brown University and his M.B.A. from the Wharton School, University of Pennsylvania.

     Our executive officers hold office at the pleasure of the board of directors. The board of directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. David R. Burt is a Class III director whose term of office expires at the annual meeting of stockholders to be held in 2004. William T. Comfort, III and Charles E. Finelli are Class I directors whose terms of office expire at the annual meeting of stockholders to be held in 2005. J. Warren Huff and Thomas
F. McWilliams are Class II directors whose terms of office expire at the annual meeting of stockholders to be held in 2003.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of our common stock and our other equity securities. Based on our review of forms furnished to us and written representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and 10% beneficial owners were complied with during 2001 except that an initial report of ownership was filed late by a new director.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes all compensation awarded to, earned by, or paid to David R. Burt, our Chief Executive Officer throughout 2002, for services rendered in all capacities during the years ended December 31, 2002, 2001 and 2000 (the "Named Executive Officer").

                                                                                            LONG-TERM COMPENSATION
                                                                              ---------------------------------------------------
                                                                                      AWARDS             PAYOUTS
                                                                              ------------------------   -------
                                                                                            SECURITIES
                                                                  OTHER       RESTRICTED    UNDERLYING
                                                                 ANNUAL         STOCK       OPTIONS/      LTIP       ALL OTHER
 NAME AND PRINCIPAL POSITION     YEAR     SALARY     BONUS    COMPENSATION     AWARDS        SARS(#)     PAYOUTS  COMPENSATION(1)
 ---------------------------     ----     ------     -----    ------------    ----------    ----------   -------  ---------------
David R. Burt,                   2002   $ 150,000    $  --    $        --            --            --      $ --        $  20,673
Chairman of the Board,
President, Chief                 2001     150,000       --             --            --        27,500        --            1,500
Executive Officer and            2000     170,000       --             --            --            --        --            1,708
Secretary

     (1) All other compensation in 2001 and 2000 consists of matching contributions made under the Company's 401(k) plan. The $20,673 in 2002 represents an amount received by Mr. Burt as a result of forfeitures due to the termination of the Company's 401(k) plan.

                              OPTION GRANTS IN 2001

     During 2001, we granted to directors options to purchase 100,000 shares of common stock at exercise prices ranging from $.625 to $.781, prior to the effect of the reverse stock split approved by our stockholders on October 15, 2001. The effect of the reverse stock spit resulted in a reduction of the options to 50,000 shares at prices ranging from $1.25 to $1.562. Also during 2001, we granted options to purchase 27,500 shares of common stock to our CEO at an exercise price of $2.05. All options issued in 2001 were issued at prices equal to the market price on the grant dates. No Options were granted in 2002.

     The following table shows grants of stock options that we made during 2001 to the Named Executive Officer.

                                                        INDIVIDUAL GRANTS
                            ---------------------------------------------------------------------
                               Number of         % of Total
                              Securities        Options/SARs        Exercise
                              Underlying         Granted to          or Base
                             Options/SARs       Employees in          Price           Expiration
    Name                     Granted (#)(1)      Fiscal Year        ($/Share)             Date
-------------               ---------------     ------------        ---------         ----------
David R.Burt                         27,500             100%          $  2.05     October 25, 2011

(1) The options were granted pursuant to our 2001 Employee, Director and Consultant Stock Plan. The options granted to the above Named Executive Officer are non-qualified stock options and vest annually in four equal installments commencing on March 1, 2002.

     OPTION EXERCISES AND YEAR-END OPTION VALUES

          The following table provides information about the number of shares issued upon option exercises by the Named Executive Officer during 2001, and the value realized by the Named Executive Officer. The table also provides information about the number and value of options held by the Named Executive Officer at December 31, 2002.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                  NUMBER OF SECURITIES       VALUE OF THE UNEXERCISED
                                                      UNDERLYING               IN-THE-MONEY OPTIONS
                                                  UNEXERCISED OPTIONS          AT FISCAL YEAR-END(2)
                                                   AT FISCAL YEAR-END        ------------------------
                                                  --------------------
                           SHARES
                          ACQUIRED
                             ON       VALUE
            NAME          EXERCISE  REALIZED(1)  EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
            ----          --------  ------------ -----------  -------------   -----------  -------------
        David R. Burt           --    $  --        84,625         20,625        $   200             --

     (1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but have continued to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.

     (2) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's common stock of $1.65, the closing sale price per share of the Company's common stock as reported in the OTC Bulletin Board on Monday, December 31, 2002.

                            COMPENSATION OF DIRECTORS

     In general, our policy is to pay no compensation to members of the board of directors for attending meetings of the board of directors and its committees. However, we do reimburse directors for the expenses incurred in attending meetings of the board of directors and its committees. In June 1996, our shareholders approved a Stock Option Plan for Non-Employee Directors, which we refer to as the Director Stock Plan. The Director Stock Plan provided for an initial grant of a non-qualified stock option for 5,000 shares of common stock to each non-employee director upon first being elected or appointed to serve on the board of directors. Mr. McWilliams who was serving as a non-employee director when the

Director Stock Plan was approved, received an initial grant of a stock option for 5,000 shares of common stock with a deemed grant date of May 15, 1996. In addition, on May 15, 1997 Mr. McWilliams was granted a second non-qualified stock option for 5,000 shares of common stock. Messrs. Comfort, Finelli and Huff each received an initial grant of a stock option for 5,000 shares of common stock upon first being elected or appointed to serve on the board of directors during 2001. Each option under the Director Stock Plan has an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control occurs, all stock options granted under the Director Stock Plan will become fully exercisable. The Director Stock Plan was terminated in 2001, however that termination had no effect on options already outstanding.

     In October 2001, our shareholders approved our 2001 Employee, Director and Consultant Stock Plan, which we refer to as the 2001 Plan. The 2001 Plan provides for an initial grant of a non-qualified stock option for 22,500 shares of common stock to each future non-employee director upon first being elected or appointed to serve on the board of directors. Each such option will have an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first five anniversaries of their date of grant and will expire ten years after the grant date if not exercised.

     In March 2001, Messrs. Comfort and Huff each received an additional non-qualified stock option for 17,500 shares of common stock under our 1995 Long-term Incentive Plan. Each of these options has an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on each of the first five anniversaries of their date of grant if the grantee participates in 75% or more of the meetings of the board of directors held during the year ending on that anniversary and will expire ten years after the grant date if not exercised. If a change in control occurs, these stock options will become fully exercisable. In May 2002, we made a cash payment of $15,000 to Mr. Finelli in consideration of his service on the board of directors.

EMPLOYMENT CONTRACTS

     The Named Executive Officer is an employee-at-will as the Company did not renew the employment agreement with its Named Executive Officer in October 1998. The current base salary amount is $150,000 to Mr. Burt. The Compensation Committee may increase the base amounts at its discretion.

DIRECTOR AND OFFICER INDEMNIFICATION

     We have entered into indemnification agreements with each of our directors and executive officer, agreeing to indemnify the director or officer to the fullest extent permitted by law, and to advance expenses, if the director or officer becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding by reason of any occurrence related to the fact that the person is or was a director, officer, employee, agent or fiduciary of ours or a subsidiary of ours or another entity at our request, unless a reviewing party, either outside counsel or a committee appointed by the board of directors, determines that the person would not be entitled to indemnification under applicable law. In addition, if a change-in-control or a potential change-in-control occurs, and if the person indemnified so requests, we will establish a trust for the benefit of the indemnitee and fund the trust in an amount sufficient to satisfy all expenses reasonably anticipated at the time of the request to be incurred in connection with any claim relating to such an event. The reviewing party will determine the amount deposited in the trust. An indemnitee's rights under the indemnification agreement are not exclusive of any other rights under the restated certificate of incorporation or bylaws, as amended, or applicable law.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Thomas F. McWilliams, J. Warren Huff and William T. Comfort III. None of these members is or has been an employee of Ergo Science, other than Mr. Huff, who was an officer as recently as 1996. Mr. Comfort is also the Chairman of the Compensation Committee for J.L. Halsey Corporation. None of our executive officers of the Company serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee, except Mr. Comfort who is also a member of the Compensation Committee of J.L. Halsey Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the shares of the our common stock as of February 27, 2003, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) the Named Executive Officer, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to the table, we believe that the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

                                                                      SHARES BENEFICIALLY
                                                                     ---------------------
                                                                           OWNED(1)
                                                                           --------
NAME AND ADDRESS**                                                    NUMBER       PERCENT
------------------                                                   ---------     -------
Court Square Capital Limited(2)                                      1,639,955       22.9%
399 Park Avenue
New York, New York 10043
David R. Burt(3)                                                        84,675        1.2%
Thomas F. McWilliams(4)                                              1,649,955       23.0%
William T. Comfort III(5)                                              372,767        5.2%
Charles E. Finelli(6)                                                    5,000           *
J. Warren Huff(7)                                                       12,000           *
All directors and the current executive officer
 as a group (5 persons)(8)                                           2,124,397       29.7%

* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given for beneficial owners of more than 5% of our outstanding common stock only.

(1) The number of shares of common stock issued and outstanding on February 27, 2003, was 7,149,578. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of our common stock issued and outstanding at February 27, 2003, plus shares of our common stock subject to options held by such person at February 27, 2003, and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) This information, except the percentage beneficially owned, is based solely on a Schedule 13D filed on September 11, 2000 with the Securities and Exchange Commission by Citigroup, Inc. ("Citigroup"). Consists of 1,639,955 shares held by Court Square Capital Limited ("Court Square"). Court Square, Citicorp Banking Corporation ("Citicorp Banking"), Citicorp ("Citicorp"), Citigroup Holdings Company ("Citigroup Holding") and Citigroup, Inc. ("Citigroup") may be deemed to share the voting and dispositive power of the 1,639,955 shares of our common stock directly beneficially owned by Court Square by virtue of, Citicorp Banking's 100% ownership interest in Court Square, Citicorp's 100% ownership interest in Citicorp Banking, Citigroup Holdings'100% ownership interest in Citicorp and Citigroup's 100% interest in Citigroup Holdings. Citigroup may also be deemed to share the voting and dispositive power of the 3,000 shares of our common stock directly beneficially owned by certain subsidiaries of Citigroup. Does not include 3,750,000 shares of common stock which may be issued pursuant to a common stock purchase agreement between us and Court Square.

(3) Includes 84,625 shares of common stock subject to stock options held by Mr. Burt on February 27, 2003 and exercisable within 60 days thereafter, and 50 shares of our common stock owned by Mr. Burt's daughter.

(4) Includes 10,000 shares of common stock subject to stock options held by Mr. McWilliams on February 27, 2003 and exercisable within 60 days thereafter. Includes shares owned by Court Square.

(5) Includes 5,000 shares of Common Stock subject to exercisable stock options. Excludes shares owned by Court Square, as to which Mr. Comfort disclaims beneficial ownership.

(6) Consists of shares of common stock subject to stock options held by Mr. Finelli on February 27, 2003 and exercisable within 60 days thereafter.

(7) Consists of shares of common stock subject to stock options held by Mr. Huff on February 27, 2003 and exercisable within 60 days thereafter.

(8) Includes 130,875 shares of common stock subject to stock options held by the directors and executive officer on February 27, 2003, and exercisable within 60 days thereafter. See note 4 for further details concerning shares as to which Mr. McWilliams disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have entered into a common stock purchase agreement with Court Square Capital Limited. Mr. McWilliams, one of our directors is also a Managing Director of Court Square. Subject to a number of conditions, we may issue, and Court Square and its affiliates may purchase, up to 3,750,000 shares of its common stock, at a per share price of $2.30, subject to adjustment.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

     As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including Mr. David R. Burt, our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our company's disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Acting Chief Financial Officer believes that, as of the date of completion of the evaluation, our company's disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

     (b)  Changes in internal controls

     None.

                                     PART IV

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        --   The financial statements filed as part of this Report at
                   Item 8 are listed in the Index to Consolidated Financial
                   Statements on page 25 of this Report.
(a)(2)        --   None.
(a)(3)        --   The following documents are filed or incorporated
                   by reference as exhibits to this Report:

EXHIBIT           DOCUMENT DESCRIPTION
NUMBER            --------------------
-------

3.1       --      Amended and Restated Certificate of Incorporation of
                  the Registrant. Filed as exhibit 3.1 to the Registrant's
                  registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.
3.2       --      By-Laws of the Registrant. Filed as exhibit 3.2 to the
                  Registrant's registration statement on Form S-4 (File No.
                  33-98162) filed with the Commission on September 7, 2001, and incorporated by reference herein.
4.1       --      Form of Stock Certificate of the Registrant's Common
                  Stock, par value $.01 per share. Filed as Exhibit 4.1 to the
                  Registrant's registration statement on Form S-4 (File No.
                  333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.
10.1      --      Novated License and Royalty Agreement dated May 1,
                  1995, between the Board of Supervisors of Louisiana State
                  University and Agricultural and Mechanical College, the
                  Registrant, E. Science Incorporated, a Delaware corporation formerly known as Ergo Science Incorporated that is a
                  subsidiary of the Registrant ("Ergo Science Incorporated"), and Ergo Research Corporation, a Delaware corporation that is a subsidiary of the Registrant. Filed as exhibit 10.2 to the
                  Registrant's registration statement on Form S-1 (File No.
                  33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.
10.2      --      Indemnification Agreement dated October 6, 1995,
                  between the Registrant and Manuel Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document. Filed as exhibit 10.18 to the Registrant's registration statement on Form S-1 (File No.
                  33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.
10.3      --      Form of Indemnification Agreement between the
                  Registrant and each of David R. Burt, Thomas F. McWilliams,
                  William T. Comfort III, J. Warren Huff and Charles E. Finelli.
                  Filed as exhibit 10.1 to the Registrant's registration
                  statement on Form S-4 (File No. 333-69172) filed with the
                  Commission on September 7, 2001, and incorporated by reference herein.
10.4      --      Ergo Science Corporation 2001 Employee, Director and
                  Consultant Stock Plan. Filed as Exhibit 10.3 to the
                  Registrant's registration statement on Form S-4 (File No.
                  333-69172) filed with the Commission on September 7, 2001, and incorporated herein by reference.
10.5      --      Ergo Science Corporation Stock Option Plan for
                  Non-Employee Directors. Filed as Exhibit 99.2 to the
                  Registrant's registration statement on Form S-8 (File No.
                  333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.
10.6      --      Ergo Science Corporation Amended and Restated 1995
                  Long-Term Incentive Plan. Filed as Exhibit 99.3 to the
                  Registrant's registration statement on Form S-8 (File No.
                  333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.

10.7      --      Amended and Restated Option Agreement, dated October
                  12, 1993, between Ergo Science Incorporated and Albert H.
                  Meier, Ph.D.; First Amendment to Amended and Restated Option
                  Agreement, dated April 27, 1995, among the Registrant, Ergo
                  Science Incorporated and Albert H. Meier, Ph.D.; and Second
                  Amendment to Amended and Restated Option Agreement, dated
                  November 6, 1995, between the Registrant and Albert H. Meier,
                  Ph.D. Filed as Exhibit 99.4 to the Registrant's registration statement on Form S-8 (File No. 333-73222) filed with the
                  Commission on November 13, 2001, and incorporated herein by reference.
10.8      --      Option Agreement, dated March 1, 1993, between Ergo
                  Science Incorporated and David R. Burt; First Amendment to
                  Option Agreement, dated April 27, 1995, among the Registrant,
                  Ergo Science Incorporated and David R. Burt; Second Amendment
                  to Option Agreement, dated October 6, 1995, between the
                  Registrant and David R. Burt; and Third Amendment to Option
                  Agreement, dated November 6, 1995, between the Registrant and
                  David R. Burt. Filed as Exhibit 99.5 to the Registrant's
                  registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.
10.9      --      License Agreement effective as of February 1, 1997,
                  between The General Hospital Corporation and Ergo Science
                  Corporation and Ergo Research Corporation. Filed as Exhibit
                  10.1 to the Registrant's quarterly filing on Form 10-Q filed with the Commission on May 15, 1997 and incorporated by
                  reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with
                  Rule 406 of the Securities Act and the Registrant's request for confidential treatment.]
10.10     --      Amended and Restated Supply Agreement dated October
                  31, 1997, by and among Ergo Science Corporation, Ergo Research
                  Corporation and Geneva Pharmaceuticals, Inc. Filed as exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 14, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with
                  Rule 406 of the Securities Act and the Registrant's request for confidential treatment.]
10.11     --      Settlement Agreement dated as of October 6, 2000
                  between the Registrant and Louisiana State University. Filed as Exhibit 10.17 to the Registrant's Annual Report on Form
                  10-K (File No. 000-26988) filed with the Commission on April
                  2, 2001, and incorporated herein by reference.
21.1      --      Subsidiaries of registrant.
(b)       --      Reports filed on Form 8-K. None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and Commonwealth of Massachusetts on March 27, 2003.

                                  ERGO SCIENCE CORPORATION

                                  By:   /s/ David R. Burt
                                  ---------------------------------------------
                                            David R. Burt
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 /s/ David R. Burt                   President, Chief Executive Officer and Director      March 27, 2003
--------------------------------------------------
                  (David R. Burt)                    (Principal Executive and Financial Officer)

              /s/ Thomas F. Mcwilliams               Director
--------------------------------------------------                                                        March 27, 2003
               (Thomas F. McWilliams)

              /s/ William T. Comfort, III            Director
--------------------------------------------------                                                        March 27, 2003
               (William T. Comfort, III)

                 /s/ J. Warren Huff                  Director
--------------------------------------------------                                                        March 27, 2003
                  (J. Warren Huff)

               /s/ Charles E. Finelli                Director
--------------------------------------------------                                                        March 27, 2003
                (Charles E. Finelli)

                                  CERTIFICATION

I, David R. Burt, certify that:

     1. I have reviewed this annual report on Form 10-K of Ergo Science Corporation;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes innternal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ David R. Burt
                                          ----------------------------------
                                          Chief Executive Officer and acting
                                          Chief Financial Officer

                                   Date:  March 27, 2003