Form 10-Q
period 2003-03-31
ERGO SCIENCE CORP /DE/
filed 2003-05-14
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At April 28, 2003 there were 7,149,578 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$24,725,382	$24,938,233
Prepaid and other current assets	114,645	57,164
Total current assets	24,840,027	24,995,397
Equipment and leasehold improvements, net	1,385	2,278
Total assets	$24,841,412	$24,997,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$701,429	$688,291
Total current liabilities	701,429	688,291

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2003 and December 31, 2002 (liquidation preference of $11,023,511 at March 31, 2003)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(89,821,401)	(89,652,000)
Total stockholders’ equity	24,139,983	24,309,384
Total liabilities and stockholders’ equity	$24,841,412	$24,997,675

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating expenses:
Research and development	$9,800	$9,300
General and administrative	235,483	217,824
	245,283	227,124
Net operating loss	(245,283)	(227,124)

Other income:
Interest income	75,882	110,973
Net income (loss)	$(169,401)	$(116,151)
Loss per common share:
Basic and diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	7,149,578	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(169,401)	$(116,151)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	893	1,517
Changes in operating assets and liabilities:
Prepaid and other current assets	(57,481)	(64,150)
Accounts payable and accrued expenses	13,138	(252,608)
Net cash used in operating activities	(212,851)	(431,392)
Net decrease in cash and cash equivalents	(212,851)	(431,392)
Cash and cash equivalents at beginning of period	24,938,233	25,808,028

Cash and cash equivalents at end of period	$24,725,382	$25,376,636

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

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2003 and 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three months ended March 31, would have been increased to the pro forma amounts indicated below:

	2003	2002
Net loss:
As reported	$169,401	$116,151
Pro forma stock compensation expense	13,823	34,789
Pro forma net loss	183,224	150,940
Net loss per share—basic
As reported	$0.02	$0.02
Pro forma	0.03	0.02
Net loss per share—diluted
As reported	$0.02	$0.02
Pro forma	0.03	0.02

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected Life	5 years	5 years
Expected Volatility	50%	50%
Dividend Yield	0%	0%
Weighted Average Risk-free Interest Rate	4.77%	4.77%

2.                                      Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

At March 31, 2003 and December 31, 2002, cash and cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three month periods ended March 31, 2003 and 2002, options to purchase 213,625 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

4.                                      Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make to indemnify an officer or director is unlimited; however, the Company has a Director and Officer insurance policy that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. The indemnification provision for officers and directors was grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2003.

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

•                  we are a company in transition;

•                  our common stock is subject to rules relating to low-priced or penny stock, which may make it more difficult for our stockholders to buy or sell shares and for us to enter into future equity financings;

•                  the transfer restrictions implemented in the merger may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by our stockholders to replace or remove the current management; and

•                  we believe that we have qualified for exclusions from the definition of “investment company”‘ under the Investment Company Act of 1940 at all relevant times since our incorporation; however, if the Securities and Exchange Commission takes a contrary position and prevails, we would be subject to significant restrictions on our business and on our ability to pursue other strategic alternatives.

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

During our transition period, we intend to continue to conserve our cash and other assets consistent with our attempts to sell our science assets and consider strategic alternatives.  The only securities we currently hold are U. S. government obligations with maturities of 90 days or less.  We expect to continue to hold similar securities exclusively until we acquire an operating business.

From inception through March 31, 2003, the Company as been unprofitable.

Results of Operations

Three Months Ended March 31, 2002 and 2003

Research and development expenses increased from $9,300 to $9,800 for the three month period ended March 31, 2002 and 2003, respectively.  The increase is due to a foreign exchange rate fluctuation on services incurred by the Company for the storage of ERGOSET®.

General and administrative expenses increased from $217,824 to $235,483 for the three month period ended March 31, 2002 and 2003, respectively. This increase was primarily attributable to increased costs incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets.

Interest income decreased from $110,973 to $75,882 for the three month period ended March 31, 2002 and 2003, respectively. The decrease is due primarily to a general reduction in market interest rates and the use of cash to fund the Company’s operations resulting in less cash available for investment.

Liquidity and Capital Resources

Since our inception, our primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the Joint Collaboration Agreement. Private placements of equity securities provided us with aggregate proceeds of $42,999,000 through 1998.

On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, the Company’s largest stockholder, to provide us with additional capital for general corporate purposes or to pursue other strategic alternatives. Subject to certain conditions, including stockholder approval, the agreement provides for us to issue and sell to Court Square 3,750,000 shares at a per share price of $2.30, subject to adjustment.  This agreement will expire on May 23, 2003.

Cash and cash equivalents were $24,938,233 and $24,725,382 at December 31, 2002 and March 31, 2003, respectively.  The overall decrease in cash and cash equivalents at March 31, 2003, was due primarily to the funding of the operating activities of the Company.

The Company believes its current cash and cash equivalents will fund its current operations for at least the next 12 months. In the event that the Company purchases an income-producing business, the Company may require additional capital.

The terms of the Company’s Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have a material effect on our financial statements.

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2002.

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

PART II

OTHER INFORMATION

ITEM 6.                       EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

99.1                                 Certification of the Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)                                 Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ David R. Burt
David R. Burt
Chief Executive Officer, Principal Financial and Accounting Officer and Director

Date:	May 14, 2003

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

/s/ David R. Burt
David R. Burt
Chief Executive Officer and acting Chief Financial Officer

Date:	May 14, 2003

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit
99.1	Certification of the Chief Executive Officer/Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act