Form 10-Q
period 2003-06-30
ERGO SCIENCE CORP /DE/
filed 2003-08-14
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At August 12, 2003 there were 5,813,856 shares of common stock, par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$24,518,967	$24,938,233
Prepaid and other current assets	57,624	57,164
Total current assets	24,576,591	24,995,397
Equipment and leasehold improvements, net	1,047	2,278
Total assets	$24,577,638	$24,997,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$639,345	$688,291
Total current liabilities	639,345	688,291

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30, 2003 and December 31, 2002 (liquidation preference of $11,188,056 at June 30, 2003)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and outstanding at June 30, 2003 and December 31, 2002	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(90,023,091)	(89,652,000)
Total stockholders’ equity	23,938,293	24,309,384
Total liabilities and stockholders’ equity	$24,577,638	$24,997,675

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Operating expenses:
Research and development	$12,881	$9,720	$22,681	$19,020
General and administrative	260,278	257,004	495,761	474,828
	273,159	266,724	518,442	493,848
Net operating loss	(273,159)	(266,724)	(518,442)	(493,848)
Other Income:
Interest	71,469	108,432	147,351	219,405
Net loss	$(201,690)	$(158,292)	$(371,091)	$(274,443)

Net Loss per common share:
Basic and Diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	7,149,578	7,149,578	7,149,578	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(371,091)	$(274,443)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,231	2,671
Changes in operating assets and liabilities:
Prepaid and other current assets	(460)	(42,168)
Accounts payable and accrued expenses	(48,946)	(307,717)
Net cash used in operating activities	(419,266)	(621,657)
Net decrease in cash and cash equivalents	(419,266)	(621,657)
Cash and cash equivalents at beginning of period	24,938,233	25,808,028

Cash and cash equivalents at end of period	$24,518,967	$25,186,371

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

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2003 and 2002.

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

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three and six months ended June 30, would have been increased to the pro forma amounts indicated below:

	Three months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Net loss:
As reported	$201,690	$158,292	$371,091	$274,443
Pro forma stock compensation expense	7,245	33,605	21,068	68,394
Pro forma net loss	$208,935	$191,897	$392,159	$342,837
Net loss per share—basic and diluted
As reported	$0.03	$0.02	$0.05	$0.04
Pro forma	0.03	0.03	0.05	0.05

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Expected Life	5 years	5 years
Expected Volatility	50%	50%
Dividend Yield	0%	0%
Weighted Average Risk-free Interest Rate	3.20%	4.77%

2.                                      Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

At June 30, 2003 and December 31, 2002, cash and cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three month and six month periods ended June 30, 2003 and 2002, options to purchase 213,625 and 214,375 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

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

The Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make to indemnify an officer or director is unlimited; however, the Company has a Director and Officer insurance policy that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. The indemnification provision for officers and directors was grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2003.

5.                                      Subsequent Events

On June 30, 2003, The Company signed an agreement to sell its entire right, title and interest in its domain registration name for ergo.com to ERGO Versicherungsgruppe AG, a company organized under the laws of Germany. In accordance with the terms of the agreement, the Company received $100,000 in exchange for the entire right, title and interest in ergo.com, which was completed on July 16, 2003.

On August 1, 2003, the Company signed a Stock Purchase Agreement (“Agreement”) with Court Square Capital Limited, its largest shareholder. In accordance with the terms of the Agreement, the Company purchased 1,335,722 shares of its own common stock at a price of $1.81 per share, the current market price, for a total purchase price of $2,417,656.82.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Forward-looking statements reflect Ergo’s current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation:

•                  Ergo is a company in transition;

•                  the transfer restrictions implemented on the Company’s common stock set forth in the Certificate of Incorporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by the Companys’s stockholders to replace or remove the current management; and

•                  The Company believes that it has qualified for exclusions from the definition of “investment company”‘ under the Investment Company Act of 1940 at all relevant times since our incorporation; however, if the Securities and Exchange Commission takes a contrary position and prevails, the Company would be subject to significant restrictions on our business and on its ability to pursue other strategic alternatives.

Overview

Ergo Science Corporation (“Ergo” or the “Company”) is a company in transition.  From its incorporation through March 2001, it was engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes. The Company is now working to sell its drug assets and to pursue other strategic alternatives.

In March 2001, Ergo decided that the next phase of the development of ERGOSET® would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. The Company is currently seeking to acquire one or more established businesses.  Ergo has substantial unrecognized tax benefits and as of June 30, 2003, the Company had approximately $25 million in cash and cash equivalents.  The Company's cash was reduced by $2,417,657 on August 1, 2003 as a result of the purchase of 1,335,722 shares of the Company's own Common Stock (see Subsequent Events page 11).  The Company is currently evaluating strategic alternatives for these assets. Ergo is also in the process of attempting to sell or license its interests in ERGOSET® including the intellectual property rights and other human drug related assets. If the Company enters into an agreement to dispose of any of its human drug-related assets, it will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

At the Annual Meeting of Stockholders held on October 15, 2001, the Company’s stockholders approved the imposition of transfer restrictions on Ergo’s common stock.  These transfer restrictions were implemented on October 19, 2001.    During the Company’s transition period, it intends to continue to conserve its cash and other assets consistent with its attempts to sell its science assets and consider strategic alternatives. The only securities the Company currently holds are U. S. government obligations with maturities of 90 days or less.  The Company expects to continue to hold similar securities exclusively until it acquires an operating business.

From inception through June 30, 2003, the Company has been unprofitable.

Results of Operations

Three Months and Six Ended June 30, 2002 and 2003

Research and development expenses increased from $9,720 to $12,881 and from $19,020 to $22,681 for the three and six-month periods ended June 30, 2002 and 2003, respectively.  The increases for the three and six-month periods are due to foreign exchange rate fluctuations on services incurred by the Company for the storage of ERGOSET® and trial related samples of approximately $3,000.

General and administrative expenses increased from $257,004 to $260,278 and from $474,828 to $495,761 for the three and six-month periods ended June 30, 2002 and 2003, respectively. The increase in the three month period of approximately $3,000 was primarily due to legal costs. The increase during the six-month period of approximately $21,000 was primarily attributable to increased costs of approximately $70,000 incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets offset by reductions in professional fees and consultants of approximately $49,000.

Interest income decreased from $108,432 to $71,469 and from $219,405 to $147,351 for the three and six-month periods ended June 30, 2002 and 2003, respectively. The decreases are due primarily to a general reduction in market interest rates and the use of cash to fund the Company’s operations.

Liquidity and Capital Resources

Since the Company’s inception, its primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings, and the sale of common stock in conjunction with the signing of the Joint Collaboration Agreement with Johnson and Johnson on February 23, 1998. The Joint Collaboration Agreement was terminated by Johnson and Johnson on January 3, 1999. Private placements of equity securities provided us with aggregate proceeds of $42,999,000 through 1998.

On May 23, 2001, the Company entered into a common stock purchase agreement with Court Square Capital Limited, the Company’s largest stockholder, to provide the Company with additional capital for general corporate purposes or to pursue other strategic alternatives. Subject to certain conditions, including stockholder approval, the agreement required the Company to issue and sell to Court Square 3,750,000 shares at a per share price of $2.30, subject to adjustment. The Company did not issue or sell any common stock to Court Square Capital Limited prior to this agreement expiring on May 23, 2003.

Cash and cash equivalents were $24,938,233 and $24,518,967 at December 31, 2002 and June 30, 2003, respectively.  The overall decrease in cash and cash equivalents at June 30, 2003 was due primarily to the funding of the operating activities of the Company.

The Company believes its current cash and cash equivalents will fund its current operations for at least the next 12 months and until it identifies an acquisition candidate. In the event that the Company purchases an income-producing business, the Company may require additional capital to complete the acquisition.

The terms of the Company’s Series D Preferred Stock prohibit the Company from paying dividends on the common stock.

Subsequent Events

On June 30, 2003, The Company signed an agreement to sell its entire right, title and interest in its domain registration name for ergo.com to ERGO Versicherungsgruppe AG, a company organized under the laws of Germany. In accordance with the terms of the agreement, the Company received $100,000 in exchange for the entire right, title and interest in ergo.com, which was completed on July 16, 2003.

On August 1, 2003, the Company signed a Stock Purchase Agreement (“Agreement”) with Court Square Capital Limited, its largest shareholder. In accordance with the terms of the Agreement, the Company purchased 1,335,722 shares of its own common stock at a price of $1.81 per share, the current market price, for a total purchase price of $2,417,656.82.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.    The adoption of FIN 46 is not expected to have a material effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

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

PART II

OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1                                 Stock Purchase Agreement, dated as of August 1, 2003 by and between the Company and Court Square Capital Limited.

10.2                                 Assignment Agreement, dated as of June 30, 2003 by and between the Company and Ergo Verisherungsgruppe AG regarding the sale of the ergo.com domain name.

31.1                                 Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13A-15(e)

32.1                                 Certification Pursuant to 18 U.S.C. Section 13509, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ David R. Burt
David R. Burt
Chief Executive Officer, Principal Financial and Accounting Officer and Director

Date:	August 14, 2003

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit
10.1	Stock Purchase Agreement, dated as of August 1, 2003, by and between the Company and Court Square Capital Limited.

10.2	Assignment Agreement, dated as of June 30, 2003 by and between the Company and Ergo Verisherungsgruppe AG regarding the sale of the ergo.com domain name.

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13A-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 13509, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.