Form 10-Q
period 2003-09-30
ERGO SCIENCE CORP /DE/
filed 2003-11-12
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-26988

ERGO SCIENCE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3565746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

790 Turnpike Street North Andover, Massachusetts (Address of principal executive offices)	01845 (Zip Code)

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

At November 5, 2003 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

PART I.     FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS

Current assets:
Cash and cash equivalents	$21,924,078	$24,938,233
Prepaid and other current assets	30,497	57,164
Total current assets	21,954,575	24,995,397
Equipment and leasehold improvements, net	759	2,278
Total assets	$21,955,334	$24,997,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$644,907	$688,291
Total current liabilities	644,907	688,291

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at September 30, 2003 and December 31, 2002 (liquidation preference of $11,354,214 at September 30, 2003)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued at September 30, 2003 and December 31, 2002; 5,813,856 and 7,149,578 shares outstanding at September 30, 2003 and December 31, 2002, respectively	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(90,233,300)	(89,652,000)
Treasury stock (at cost), 1,335,722 shares at September 30, 2003	(2,417,657)	—
Total stockholders’ equity	21,310,427	24,309,384
Total liabilities and stockholders’ equity	$21,955,334	$24,997,675

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30,

Nine Months Ended September 30,

	2003	2002	2003	2002

Operating expenses:
Research and development	$9,788	$9,600	$32,469	$28,620
General and administrative	358,970	217,580	854,731	692,408
	368,758	227,180	887,200	721,028
Net operating loss	(368,758)	(227,180)	(887,200)	(721,028)
Other Income:
Interest	58,549	111,857	205,900	331,262
Other income	100,000	—	100,000	—
Net loss	$(210,209)	$(115,323)	$(581,300)	$(389,766)

Net Loss per common share:
Basic and Diluted	$(0.03)	$(0.02)	$(0.08)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	6,263,936	7,149,578	6,851,120	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(581,300)	$(389,766)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,519	3,643
Changes in operating assets and liabilities:
Prepaid and other current assets	26,667	(25,852)
Accounts payable and accrued expenses	(43,384)	(238,507)
Net cash used in operating activities	(596,498)	(650,482)
Cash flows from financing activities:
Payment for purchase of treasury stock	(2,417,657)	—
Net cash used in financing activities	(2,417,657)	—
Net decrease in cash and cash equivalents	(3,014,155)	(650,482)
Cash and cash equivalents at beginning of period	24,938,233	25,808,028
Cash and cash equivalents at end of period	$21,924,078	$25,157,546

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

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2003 and 2002.

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

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three and nine months ended September 30, 2003 and 2002, would have been increased to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$210,209	$115,323	$581,300	$389,766
Add: Pro forma stock compensation expense	5,393	34,196	26,461	102,590
Pro forma net loss	$215,602	$149,519	$607,761	$492,356
Net loss per share—basic and diluted
As reported	$0.03	$0.02	$0.08	$0.05
Pro forma	0.03	0.02	0.09	0.07

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Expected Life	5 years	5 years
Expected Volatility	50%	50%
Dividend Yield	0%	0%
Weighted Average Risk-free Interest Rate	3.20%	4.77%

New Accounting Pronouncements

                In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The FASB has recently extended the effective dates of FIN 46 so it will apply to the Company in the first interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.    The adoption of FIN 46 is not expected to have an effect on the Company’s financial statements.

                In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an effect on the Company’s financial statements.

2.                                      Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

At September 30, 2003 and December 31, 2002, cash and cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three month and nine month periods ended September 30, 2003 and 2002, options to purchase 213,625 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive.

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

The Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make to indemnify an officer or director is unlimited; however, the Company has a Director and Officer insurance policy that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. The indemnification provision for officers and directors was grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2003.

5.                                            Sale of ergo.com domain name

On July 16, 2003, the Company sold its right, title and interest in its domain registration name of ergo.com to ERGO Versicherungsgruppe AG, a company organized under the laws of Germany for $100,000. This amount has been recorded as other income in the statement of operations for the quarter ending September 30, 2003.

6.                                            Treasury stock

On August 1, 2003, the Company purchased 1,335,722 shares of its own common stock at a price of $1.81 per share, the current market price, for a total purchase price of $2,417,657 from Court Square Capital Limited, its largest shareholder.

ITEM 2.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Forward-looking statements reflect Ergo’s current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation:

•                  Ergo is a company in transition;

•                  the transfer restrictions implemented on the Company’s common stock set forth in the Certificate of Incorporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by the Company’s stockholders to replace or remove the current management; and

•                  the Company believes that it has qualified for exclusions from the definition of “investment company”‘ under the Investment Company Act of 1940 at all relevant times since our incorporation; however, if the Securities and Exchange Commission takes a contrary position and prevails, the Company would be subject to significant restrictions on our business and on its ability to pursue other strategic alternatives.

Overview

Ergo Science Corporation (“Ergo” or the “Company”) is a company in transition.  From its incorporation through March 2001, it was engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes. The Company is now working to sell its drug assets and to pursue other strategic alternatives.

In March 2001, Ergo decided that the next phase of the development of ERGOSET® would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than Ergo. The Company is currently seeking to acquire one or more established businesses.  Ergo has substantial unrecognized tax benefits and as of September 30, 2003 the Company had approximately $22 million in cash and cash equivalents. The Company is currently evaluating strategic alternatives for these assets. Ergo is also in the process of attempting to sell or license its interests in ERGOSET® including the intellectual property rights and other human drug related assets. If the Company enters into an agreement to dispose of any of its human drug-related assets, it will seek stockholder approval for that transaction only if it is required by Delaware or other applicable law or our board of directors determines it is advisable to seek such approval.

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

From inception through September 30, 2003, the Company has been unprofitable.

Results of Operations

Three Months and Nine Ended September 30, 2002 and 2003

Research and development expenses increased from $9,600 to $9,788 and from $28,620 to $32,469 for the three and nine-month periods ended September 30, 2002 and 2003, respectively.  The increases for the three and nine-month periods in 2003 are due to foreign exchange rate fluctuations on services incurred by the Company for the storage of ERGOSET® and trial related samples of approximately $200 and $4,000, respectively.

General and administrative expenses increased from $217,580 to $358,970 and from $692,408 to $854,731 for the three and nine-month periods ended September 30, 2002 and 2003, respectively. The increase in the three month period of approximately $141,000 was primarily due to increases in legal costs of $69,000 and professional fees of $85,000, offset by reductions in general operating costs of $13,000. The increase during the nine-month period of approximately $162,000 was primarily attributable to increases in legal costs of $137,000 and professional fees of $50,000, offset by reductions in general operating costs of approximately $25,000. The increased legal and professional fees were incurred by the Company in evaluating its strategic alternatives and the process of attempting to sell or license its interest in ERGOSET® and its other human drug related assets.

Interest income decreased from $111,857 to $58,549 and from $331,262 to $205,900 for the three and nine-month periods ended September 30, 2002 and 2003, respectively. The decreases are due primarily to a general reduction in market interest rates and the use of cash to fund the Company’s operations resulting in less cash available for investment.

Other income for the three and nine-month period ending September 30, 2003 of $100,000 represents income from the sale of the Company’s right, title and interest in its domain registration name of ergo.com to ERGO Versicherungsgruppe AG, a company organized under the laws of Germany. This transaction was completed on July 16, 2003. There was no other income for the three and nine-month periods ended September 30, 2002.

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

On August 1, 2003, the Company purchased 1,335,722 shares of its own common stock at a price of $1.81 per share, the current market price, for a total purchase price of $2,417,657 from Court Square Capital Limited, its largest shareholder.

Cash and cash equivalents were $24,938,233 and $21,924,078 at December 31, 2002 and September 30, 2003, respectively.  The overall decrease in cash and cash equivalents at September 30, 2003 was due to the purchase of 1,335,722 shares of the Company’s common stock in the amount of $2,417,657 and the funding of the operating activities of the Company.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  The FASB has recently extended the effective dates of FIN 46 so it will apply to the Company in the first interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The adoption of FIN 46 is not expected to have an effect on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have an effect on the Company’s financial statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2002.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended September 30, 2003, David R. Burt, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

(a)       our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)       our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1

Stock Purchase Agreement, dated as of August 1, 2003, by and between the Company and Court Square Capital Limited.  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26988) filed with the Commission on August 14, 2003, and incorporated herein by reference.

10.2

Assignment Agreement, dated as of June 30, 2003, by and between the Company and Ergo Verisherungsgruppe AG regarding the sale of the ergo.com domain name.  Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26988) filed with the Commission on August 14, 2003, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13 a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ERGO SCIENCE CORPORATION

By:	/s/ David R. Burt
David R. Burt
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	November 11, 2003

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit
10.1

Stock Purchase Agreement, dated as of August 1, 2003, by and between the Company and Court Square Capital Limited. Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26988) filed with the Commission on August 14, 2003, and incorporated herein by reference.

10.2

Assignment Agreement, dated as of June 30, 2003 by and between the Company and Ergo Verisherungsgruppe AG regarding the sale of the ergo.com domain name. Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26988) filed with the Commission on August 14, 2003, and incorporated herein by reference.

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13 a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.