Form 10-K
period 2003-12-31
ERGO SCIENCE CORP /DE/
filed 2004-03-30
CIK 1158846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-26988

ERGO SCIENCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3565746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

790 Turnpike Street North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 688-8833

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐  No ☒

The aggregate market value of our common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate), based on closing sale price as reported on the NASD’s OTC Bulletin Board as of June 30, 2003 was $9,885,386.

As of March 3, 2004, there were 5,813,856 outstanding shares of the registrant’s common stock.

Documents incorporated by reference:  None.

FORWARD-LOOKING STATEMENTS

In this document the words “we,” “our,” “ours” and “us” refer only to Ergo Science Corporation and not to any other person.

This Annual Report on Form 10-K contains forward-looking statements with respect to our financial condition, results of operations and business.  You can find many of these statements by looking for such words as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may” or similar expressions.  These statements reflect our current views with respect to future events and financial performance and involve numerous assumptions, risks and uncertainties, including without limitation, the risks described in “Item 1.  Business - Risk Factors.” Because these forward-looking statements are based upon assumptions and are subject to risks and uncertainties, actual results may vary materially and adversely from those anticipated, believed, estimated, assumed or otherwise indicated.  We do not undertake to update any forward-looking statement that may be made from time to time by or on behalf of us.

In connection with the implementation of transfer restrictions on our shares of common stock that became effective on October 19, 2001, the outstanding shares of our common stock were reverse split on a one-for-two basis. Unless otherwise indicated, all of the share and per share data in this report reflect the effect of this reverse stock split.

PART I

ITEM 1. BUSINESS

Overview

We are a company in transition.  From our incorporation through March 2001, we were engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes.

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

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we may be able to receive an additional $500,000. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). If Pliva is not able to obtain such rights, then Pliva shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas Holdings, Inc. ("Ergo Texas"), to cover certain payments required to be made by Ergo Texas in the event Ergoset® or another specified drug is approved by the Food and Drug Administration.

We are now currently seeking one or more established businesses to acquire.  Our assets currently consist of substantial unrecognized tax benefits and approximately $27 million in cash and cash equivalents.  We intend to continue to conserve our cash and other assets.

Human Resources

As of March 3, 2004, we had one full-time and two part-time employees.  None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K and all of our other SEC reports, you should consider the following factors in evaluating us, our business and the strategic direction we may head in the future.

We have relied on an exclusion from the definition of “investment company” that may not have been available to us.  We could therefore possibly be subject to enforcement action by the SEC and be required to register as an investment company with significant restrictions on our business.

The Investment Company Act of 1940 (the “‘40 Act”) requires registration as an investment company for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities.  Unless an exclusion applies, a company is an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items.  We currently are not an investment company under this test because none of our assets consist of such investment securities.

However, from the time of our initial public offering through March 2001, we relied on an exclusion available to companies that are engaged primarily in a business other than investing.  The SEC has established specific criteria by which companies that are primarily engaged in research and development not investing, qualify for this exclusion.  When we sold our pre-clinical research assets in the second quarter of 1999 and moved to conserve our assets for the development of ERGOSET through the FDA process, it raised a regulatory issue as to whether we might need to register as an investment company.  There is a risk that the SEC could take the position that we did not meet the requirements for this exclusion from the second quarter of 1999 through March 2001.  The Investment Company Act also provides a one-year temporary exclusion for companies that are in transition and which have a bona fide intent to be engaged primarily in a business other than investing in securities as soon as possible, but in any event within one year.  We relied on this temporary exclusion since we decided to sell our human drug-related assets in March 2001 through the third quarter of 2001.  There is a risk that the SEC may take the position that we are not entitled to rely on this temporary exclusion.  In the event that we were not entitled to rely on the exclusion prior to March 2001 or we were not entitled to rely on the temporary exclusion beginning in March 2001, our failure to register as an investment company not only raises the possibility of an enforcement action by the SEC, but also threatens the validity of corporate actions and contracts entered into by us during the period of violations.  Since the third quarter of 2001, the only securities we have held are U.S. government obligations with maturities of 90 days or less, which provides a separate exemption under the ‘40 Act.

If we are or become an unregistered investment company, we may be limited in our ability to issue any securities, including securities pursuant to the 2001 Employee, Director and Consultant Stock Plan.

We are a company in transition and may not be successful in acquiring an operating company.

We may not successfully make the transition from developing human drug products to pursuing an income producing business.  Over the past few years, we have terminated nearly all of our employees, including all of our key employees.  We may not have adequate capital, human or other resources to pursue an income producing business.  Capital, human and other resources may not be available from other sources and, even if available, may not be available on terms that are acceptable to us.

The transfer restrictions on our common stock may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by stockholders to replace or remove the current management.

Our common stock is subject to transfer restrictions approved by our stockholders on October 15, 2001. These transfer restrictions require any person attempting to acquire a significant interest in the Company to negotiate with the Company’s board of directors. In addition, the transfer restrictions may make it more difficult for stockholders to replace current management because no single stockholder may cast votes for more than 5% of the Company’s outstanding shares of common stock, unless that stockholder held more than 5% of our common stock before the imposition of the transfer restrictions.

If the transfer restrictions on our common stock are not effective in preventing an ownership change from occurring, our ability to use the tax net operating loss (“NOL”) carryforwards will be severely limited.

Our assets include significant NOL carryforwards.  Under current tax rules, the potential value of our NOLs could be reduced to near zero if we experience an “ownership change” as defined in the Internal Revenue Code of 1986.  Although the transfer restrictions on our common stock are expressly permitted under Delaware law, we are not aware of any published court decisions enforcing similar transfer restrictions. Even if a court did enforce our transfer restrictions in the case of such a transfer, the Internal Revenue Service might not agree that the transfer restrictions provide a sufficient remedy with respect to any ownership change resulting from the prohibited transfer. In either of these cases, despite the implementation of the transfer restrictions, an ownership change could occur that would severely limit our ability to use the tax benefits associated with our NOL carryforwards.

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

We have adopted certain anti-takeover measures.  Our Certificate of Incorporation:

•                  provides for staggered terms of office for directors;

•                  requires certain procedures to be followed and time periods to be met for any stockholder to propose matters to be considered at annual meetings of stockholders, including nominating directors for election at those meetings;

•                  prohibits stockholders from calling special meetings of stockholders; and

•                  authorizes our board of directors to issue up to 10,000,000 shares of preferred stock without stockholder approval and to set the rights, preferences, and other designations, including voting rights, of those shares as the board of directors may determine.

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control. Such transactions may include those that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We also are subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.  We have taken steps to help preserve our net operating loss carryforwards and reduce, but not eliminate, the risk of the occurrence of an ownership change.  These steps may have the incidental effect of impeding the attempt of a person or entity from acquiring a significant or controlling interest in the Company, render it difficult to effect a merger or similar transaction even if the transaction is favored by a majority of independent stockholders, and entrenching management.

ITEM 2. PROPERTIES

Facilities

The Company currently leases approximately 250 square feet of shared office space as our principal office in Jefferson Office Park, North Andover, Massachusetts.  The space is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2003 Annual Meeting of Stockholders was held on December 9, 2003.  The following matters were voted upon at the annual meeting:

(1)               J. Warren Huff was elected to serve as a Director to hold office for a term of three years until the 2006 annual meeting of stockholders and until his successor is chosen and qualified.

(2)               Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending December 31, 2003. This proposal was approved with 4,045,439 votes for the proposal, 378,125 votes against the proposal, 20,856 abstentions and 0 broker non-votes.

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was quoted on the Nasdaq Stock Market through May 23, 2001 under the symbol “ERGO.”  Since that date, after a brief transition period during which our common stock was quoted on the NASD’s OTC Bulletin Board under the symbol “ERGG,” our common stock has been quoted on the NASD’s OTC Bulletin Board under the symbol “ERGO.”  At February 27, 2004, the number of record holders of our common stock was approximately 259.  The following table sets forth, for the periods indicated, the high and low sale price or bid information for our common stock as reported on the Nasdaq Stock Market or the NASD’s OTC Bulletin Board, as applicable. Please note that the bid information relating to over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2003
First Quarter	$1.85	$1.56
Second Quarter	$1.85	$1.64
Third Quarter	$1.86	$1.50
Fourth Quarter	$2.25	$1.50

2002
First Quarter	$2.15	$1.80
Second Quarter	$2.15	$1.81
Third Quarter	$2.00	$1.50
Fourth Quarter	$1.93	$1.40

Dividends

We have not paid dividends to our stockholders since our inception.  We are unable to pay dividends on our common stock without first obtaining the written consent of the holders of a majority of our outstanding series D exchangeable preferred stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this report.

	Years Ended December 31,
	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Operating expenses:
Research and development (1)	$(467,294)	$39,278	$55,454	$(163,834)	$2,269,450
General and administrative (2)	1,377,728	973,497	2,456,332	1,748,301	3,597,382

Total operating expenses	910,434	1,012,775	2,511,786	1,584,467	5,866,832

Other Income:
Interest income	263,607	426,493	1,260,964	1,920,922	1,628,206
Other income (3)	5,598,000	—	—	—	—

Total other income	5,861,607	426,493	1,260,964	1,920,922	1,628,206

Net income (loss) before income taxes	4,951,173	(586,282)	(1,250,822)	336,455	(4,238,626)

Income tax expense (4)	94,000	—	—	—	—

Net income (loss)	$4,857,173	$(586,282)	$(1,250,822)	$336,455	$(4,238,626)

Net income (loss) income per share
basic	$0.74	$(0.08)	$(0.18)	$0.05	$(0.59)
assuming dilution	$0.74	$(0.08)	$(0.18)	$0.05	$(0.59)

Weighted average common shares outstanding
basic	6,589,673	7,149,578	7,149,578	7,146,209	7,127,912
assuming dilution	6,603,389	7,149,578	7,149,578	7,181,780	7,127,912

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$27,102,617	$24,938,233	$25,808,028	$10,130,599	$4,292,631
Investments	—	—	—	16,958,488	26,047,124
Working capital	26,748,428	24,307,106	24,888,851	26,124,695	18,431,622
Total assets	27,117,258	24,997,675	25,823,201	27,129,619	30,409,901
Total stockholders’ equity	$26,748,900	$24,309,384	$24,895,666	$26,146,488	$25,786,233

(1)               2003: Includes a $500,000 credit to expense to reflect an adjustment to an ERGOSET® related obligation.
2000: Includes adjustments to estimates of amounts required to settle ERGOSET® related obligations, offset by a $2 million charge as part of the LSU settlement.

(2)               Includes a loss on the disposal of equipment in 2001 and 1999 in the amount of $3,201 and $157,000, respectively.

(3)               Includes a gain in 2003 from the sale of the Company’s science assets in the amount of $5,498,000 and a gain from the sale of the domain name ergo.com in the amount of $100,000.

(4)               Represents an amount owed for Federal income taxes due to limitations on alternative minimum tax net operating loss carryforwards.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we may be able to receive an additional $500,000. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). If Pliva is not able to obtain such rights, then Pliva shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made by Ergo Texas in the event Ergoset® or another specified drug is approved by the Food and Drug Administration.

We are currently seeking one or more established businesses.  Our assets currently consist of substantial unrecognized tax benefits and approximately $27 million in cash and cash equivalents.  We intend to continue to conserve our cash and other assets.

From our inception through 2002, the Company has been unprofitable.  We were profitable in 2003 solely because of the sale of the Company’s science assets to Pliva.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our audited financial statements, which are included in this Form 10-K.  We believe that the most significant judgments involve the establishment of accruals at each balance sheet date.

Also, our former Chief Executive Officer (“CEO”) spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003 and, therefore, we recorded a portion of the former CEO’s salary as a Research and Development expense in the statement of operations.

Results of Operations

Years ended December 31, 2002 and 2003

Research and Development Expenses. Research and development expenses consist primarily of salary expense of the former CEO who spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003. We have expensed all of our research and development costs as they have been incurred.

Research and development expenses decreased from $39,278 in 2002 to ($467,294) in 2003. The decrease was primarily a result of a reversal of an ERGOSET® related obligation in the amount of $500,000 upon the signing of the sale of the Company’s science assets to Pliva. We no longer believe it is probable that we will have to pay this obligation to a former vendor. We do not expect to incur any research and development expenses in 2004 now that we have sold the science assets.

General and Administrative Expenses.  General and Administrative Expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased from $973,497 in 2002 to $1,377,728 in 2003. The increase was principally due to increases in legal costs of approximately $350,000 and other professional fees of approximately $73,000, offset by reductions in general operating costs of the company of approximately $19,000. The legal costs and professional fees were incurred primarily in the sale of the assets to Pliva as well as maintaining our intellectual property prior to the sale. While costs associated with the Pliva transaction will not recur in 2004, the Company expects to increase its spending related to the pursuit of an acquisition candidate therefore general and administrative expenses may increase in 2004.

Interest income decreased from $426,493 in 2002 to $263,607 in 2003.  The decrease in interest income is primarily due to a general reduction of market interest rates and a decrease of cash available for investment for the vast majority of the year.

Other income increased from $0 in 2002 to $5,598,000 in 2003.  The increase in other income represents revenue from the sale of assets to Pliva in the amount of $5,498,000 and from the sale of the ergo.com domain name in the amount of $100,000.

Income tax expense increased from $0 in 2002 to $94,000 in 2003. The increase in income tax expense represents an amount owed for Federal income taxes in 2003 due to limitations on alternative minimum tax net operating loss carryforwards.

Net income (loss) increased from a net loss of ($586,282) in 2002 to a net income of $4,851,173 in 2003. The increase in net income was primarily due to the sale of assets to Pliva.  Net income (loss) per common share increased from ($0.08) in 2002 to $0.74 in 2003.

Years ended December 31, 2001 and 2002

Research and development expenses decreased from $55,454 in 2001 to $39,278 in 2002.  The decrease in costs in 2002 was primarily a result of less FDA related consulting services incurred by us in 2002.

General and administrative expenses decreased from $2,456,332 in 2001 to $973,497 in 2002.  The decrease was principally due to reduced legal costs of approximately $1,050,000 and reduced professional fees of approximately $460,000 from those expenses incurred in 2001 in evaluating our strategic alternatives, in preparing a proxy statement for our annual meeting of stockholders and in undertaking efforts to implement our strategic plan.  In particular, in 2001 we incurred legal costs and professional fees related to our effort to remain listed on the Nasdaq Stock Market, adoption of a new stock option plan, negotiating a common stock purchase agreement with Court Square Capital Limited, attempting to sell or license our interest in ERGOSET® and our other human drug related assets and implementing the stock transfer restrictions.

Interest and other income decreased from $1,260,964 in 2001 to $426,493 in 2002.  The decrease in interest income is primarily due to a general reduction of market interest rates and a decrease of cash available for investment.

Net loss decreased from ($1,250,822) in 2001 to ($586,282) in 2002. The decrease in net loss was mainly due to decreased legal and other professional fees compared to those fees incurred by us in 2001 in preparing our proxy statement for our annual meeting of stockholders, in evaluating our strategic alternatives and the process of attempting to sell or license our interest in ERGOSET® and our other human drug related assets. Net loss per common share decreased from $0.18 in 2001 to $0.08 in 2002.

Net Operating Loss Carryforwards

At December 31, 2003, we reported federal net operating loss and research and experimentation carryforwards of approximately $76 million. If not used, the tax loss carryforwards will begin to expire in 2008. Our ability to use these carryforwards is subject to limitations resulting from, among other things, an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 5 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Resources

Since our inception, our primary source of cash has been from financing activities, which have consisted of private placements of equity securities, two public offerings, the sale of common stock in conjunction with the Joint Collaboration Agreement with Johnson & Johnson (the “Joint Collaboration Agreement”), and the sale of our science assets to Pliva. The Joint Collaboration Agreement was subsequently terminated by Johnson & Johnson effective on January 3, 1999. Private placements of equity securities provided us with aggregate proceeds of $42,999,000 through 1998.

On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, the Company’s largest stockholder at the time, to provide us with additional capital for general corporate purposes or to pursue other strategic alternatives. Subject to certain conditions, including stockholder approval, the agreement provided for us to issue and sell to Court Square 3,750,000 shares at a per share price of $2.30, subject to adjustment. No common stock was issued or sold pursuant to this agreement, which expired on May 23, 2003.

Cash and cash equivalents were $24,938,233 and $27,102,617 at December 31, 2002 and 2003, respectively. The overall increase in cash and cash equivalents at December 31, 2003 compared to one year prior was due primarily to inflows of cash from the sale of assets to Pliva in the amount of $5,498,000 million and the sale of the ergo.com domain name in the amount of $100,000, offset by outflows for the purchase of our own common stock from Court Square Capital Limited in the amount of $2,417,657, and general operating costs of approximately $1 million.

Cash provided by operating activities was $4,582,041 during the year ended December 31, 2003 compared to a cash use of $869,795 during 2002 and a cash use of $1,282,979 during 2001. The increase in cash provided by operations in 2003 is primarily due to net income in 2003 of $4,857,173 which was a direct result of the sale of the science assets to Pliva in the amount of $5,498,000. The cash use in 2002 and 2003 were primarily due to cash outflows for general and administrative activities.

Cash flows from investing activities in 2001 were related to the maturity of and the purchase of short-term investments that the Company held in 2001.

Cash flow used in financing activities in 2003 of $2,417,657 was due to the treasury stock purchase of 1,335,722 shares by the Company of its own common stock from Court Square Capital Limited, its largest shareholder at the time.

Our primary source of cash in 2003 was the sale of assets to Pliva in the amount of $5,498,000 as well as interest income of $263,607 generated by our investment of cash and cash equivalents. Barring unforeseen circumstances, we expect interest income to continue to be our primary source of cash until we acquire an income producing business.  The only securities we currently hold are U.S. government obligations with maturities of 90 days or less.  We expect to continue to hold similar securities exclusively until we acquire an operating business.

We have concentrated our efforts on conserving our cash while we have been considering our strategic alternatives. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern will continue.

Requirements

Our primary use of cash prior to March 2001 was in operating activities to fund research and development, including preclinical studies and clinical trials. Since then our primary use of cash has been in general and administrative expenses and in evaluating and implementing strategic alternatives. In addition, we purchased 1,355,722 shares of our common stock on August 1, 2003, from our then-largest stockholder, Court Square Capital Limited, for $2,417,657.

We expect that (in the absence of a strategic change) our available cash and expected interest income will fund our current operations for at least the next 12 months and until we identify an acquisition candidate. In the event that the Company purchases a business, we may require additional capital to complete the acquisition.

Depending on the decisions that are made, our capital requirements may exceed our current resources. In such event, we would have to seek additional debt or equity financing from private or public sources. To the extent we raise additional capital by issuing equity securities, ownership dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. To the extent that we borrow funds, the lenders of such funds will have claims to our assets before there can be any distribution to our stockholders. There can be no assurance, however, that additional financing, either debt or equity, will be available from any source or, if available, will be available on terms acceptable to us.

We cannot pay dividends on our common stock without first obtaining the written consent of the holders of a majority of our outstanding series D exchangeable preferred stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Long-Term Contractual Obligations

We have no long-term contractual obligations.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The FASB has extended the effective dates of FIN 46 so it will apply to us in the first interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a

variable interest that it acquired before February 1, 2003.    The adoption of FIN 46 is not expected to have an effect on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to market risk associated with risk sensitive institutions as we do not invest in instruments that are not United States government instruments and do not enter into hedging transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders Ergo Science Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 5, 2004

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$27,102,617	$24,938,233
Prepaid and other current assets	14,169	57,164
Total current assets	27,116,786	24,995,397
Equipment, net	472	2,278
Total assets	$27,117,258	$24,997,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$274,358	$688,291
Income taxes payable	94,000	—
Total current liabilities	368,358	688,291

Commitments and contingencies (Note 8)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares ofseries D exchangeable preferred stock issued and outstanding at December 31, 2003 and 2002 (liquidation preference of $11,523,696 at December 31, 2003)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized at December 31, 2003 and 2002; 7,149,578 shares issued and outstanding at December 31, 2003 and 2002	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(84,794,827)	(89,652,000)
Treasury stock (at cost), 1,335,722 shares at December 31, 2003	(2,417,657)	—
Total stockholders’ equity	26,748,900	24,309,384
Total liabilities and stockholders’ equity	$27,117,258	$24,997,675

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001

Operating expenses:
Research and development	$(467,294)	$39,278	$55,454
General and administrative	1,377,728	973,497	2,456,332
Total operating expenses	910,434	1,012,775	2,511,786

Other income:
Interest income	263,607	426,493	1,260,964
Other income	5,598,000	—	—
Total other income	5,861,607	426,493	1,260,964

Net income (loss) before income taxes	4,951,173	—	—

Income tax expense	94,000	—	—

Net income (loss)	4,857,173	(586,282)	(1,250,822)

Net income (loss) per common share:
Basic	$0.74	$(0.08)	$(0.18)
Diluted	$0.74	$(0.08)	$(0.18)

Weighted average common shares outstanding:
Basic	6,589,673	7,149,578	7,149,578
Diluted	6,603,389	7,149,578	7,149,578

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,857,173	$(586,282)	$(1,250,822)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,806	4,537	9,857
Loss on disposal of equipment	—	—	3,201
Changes in operating assets and liabilities:
Prepaid and other current assets	42,995	(48,806)	10,381
Accounts payable and accrued expenses	(413,933)	(239,244)	(55,596)
Income taxes payable	94,000	—	—

Net cash provided by (used in) operating activities	4,582,041	(869,795)	(1,282,979)

Cash flows from investing activities:
Purchase of short-term investments	—	—	(39,265,526)
Proceeds from maturity of short-term investments	—	—	56,224,014
Net proceeds received on sale of equipment	—	—	1,920

Net cash provided by investing activities	—	—	16,960,408

Cash flows from financing activities:
Payment for purchase of treasury stock	(2,417,657)	—	—

Net cash used in financing activities	(2,417,657)	—	—

Net increase (decrease) in cash and cash equivalents	2,164,384	(869,795)	15,677,429
Cash and cash equivalents at beginning of year	24,938,233	25,808,028	10,130,599

Cash and cash equivalents at end of year	$27,102,617	$24,938,233	$25,808,028

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional Paid-In Capital	Cumulative Dividends on Preferred Stock	Accumulated Deficit	Total Stockholder’s Equity

	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2000	6,903	$4,306,520	7,149,578	$71,496	—	—	$111,880,321	$(2,296,953)	$(87,814,896)	$26,146,488

Net loss									(1,250,822)	(1,250,822)

Balance at December 31, 2001	6,903	4,306,520	7,149,578	71,496	—	—	111,880,321	(2,296,953)	(89,065,718)	24,895,666

Net loss									(586,282)	(586,282)

Balance at December 31, 2002	6,903	4,306,520	7,149,578	71,496	—	—	111,880,321	(2,296,953)	(89,652,000)	24,309,384

Treasury stock purchase					1,335,722	$(2,417,657)				(2,417,657)
Net income									4,857,173	4,857,173

Balance at December 31, 2003	6,903	$4,306,520	7,149,578	$71,496	1,335,722	$(2,417,657)	$111,880,321	$(2,296,953)	$(84,794,827)	$26,748,900

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                        Overview and Summary of Significant Accounting Principles

Background and Recent Events

Ergo Science Corporation (the “Company”) is a company in transition.  From its incorporation through March 2001, the Company was engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes.

In March 2001, the Company decided that the next phase of the development of ERGOSET® would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than the Company does.

At the Annual Meeting of Stockholders held on October 15, 2001, the Company’s stockholders approved the imposition of transfer restrictions on the Company’s common stock.  These transfer restrictions were implemented on October 19, 2001.  At that annual meeting, stockholders also approved an arrangement by which the Company could issue and sell up to 3,750,000 shares of its common stock to Court Square Capital Limited, the Company’s largest stockholder at the time, at a per share price of $2.30.  No shares of common stock was issued or sold under this agreement, which expired in May 2003.

On November 24, 2003 the Company sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the sale agreement, we may be able to receive an additional $500,000. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). If Pliva is not able to obtain such rights, then Pliva shall retain the additional $500,000 and shall have no further obligation to pay that amount to the Company. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made by Ergo Texas in the event Ergoset® or another specified drug is approved by the Food and Drug Administration.

The Company is now currently seeking to acquire one or more established businesses.  The Company has substantial unrecognized tax benefits and approximately $27 million in cash and cash equivalents.  The Company intends to continue to conserve its cash and other assets.

Organization

Ergo Science Development Corporation (“ESDC”) was incorporated on January 23, 1990. ESDC operated as an S Corporation from inception to September 10, 1992, when it converted to a C Corporation. In April 1995, ESDC went through a recapitalization whereby all the stock of ESDC was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, previously a wholly owned subsidiary of ESDC. Subsequent to the recapitalization, Ergo Science Holdings, Incorporated changed its name to Ergo Science Corporation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated upon consolidation.

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

At December 31, 2003 and 2002, the Company’s cash equivalents consisted only of investments in bank cash accounts and U.S. government obligations that mature within 90 days of purchase.

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

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options.  For the year ended December 31, 2003, a total of 13,716 stock option shares were included in the weighted average number of common shares outstanding calculation because these shares had exercise prices less than the market value of the Company’s common stock as of December 31, 2003.

The diluted loss per common share calculated for the years ended December 31, 2003, 2002 and 2001, excludes the effects of 102,125, 213,625 and 214,375 options outstanding, respectively. These amounts are excluded, as their inclusion would be anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the years ended December 31, 2003, 2002 and 2001 would have been increased to the pro forma amounts indicated below:

	Years ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$4,857,173	$(586,282)	$(1,250,822)
Deduct: Pro forma stock compensation expense	19,417	136,787	187,185
Pro forma	$4,837,756	$(723,069)	$(1,438,007)
Net income (loss) per share-basic
As reported	$0.74	$(0.08)	$(0.18)
Pro forma	0.74	(0.10)	(0.20)
Net income (loss) per share-diluted
As reported	$0.74	$(0.08)	$(0.18)
Pro forma	0.74	(0.10)	(0.20)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2001
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	4.77%

No stock options were granted in 2003 or 2002.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income (loss) includes only net income (loss) at December 31, 2003, 2002 and 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on the Company’s results of operations.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The FASB has extended the effective dates of FIN 46 so it will apply to the Company in the first interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.    The adoption of FIN 46 is not expected to have an effect on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46-R (“FIN 46-R”) a revised interpretation of FASB Interpretation No 46 (“FIN 46”). FIN 46-R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46-R through the end of the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2004. We do not have any equity interests that would change its current reporting or require additional disclosures outlined in FIN 46-R.

2.                   Equipment

Equipment consists of the following at December 31:

	2003	2002
Furniture and equipment	$42,608	$42,608
Accumulated depreciation and amortization	(42,136)	(40,330)
Equipment, net	$472	$2,278

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,806, $4,537, and $9,857, respectively. The Company disposed of furniture and equipment in the third quarter of 2001, resulting in a loss of $3,201, which is included in general and administrative expense on the statement of operations.

3.                   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31,

	2003	2002
Accounts payable	$18,852	$9,329
Accrued legal costs	151,007	52,940
Accrued payroll, bonuses and vacation	28,456	29,289
Accrued professional fees	40,000	58,000
Accrued drug development related expenses	—	500,000
Accrued other expenses	36,043	38,733
Total accounts payable and accrued expenses	$274,358	$688,291

The accrued drug development related expenses represents an amount estimated by management for costs incurred in prior years pertaining to drug development related expenses. This amount was reversed in 2003 upon the signing of the asset sale agreement with Pliva. It was determined at that time that is was not probable that the Company would have to pay this obligation to a former vendor.

4.                   Leases

The Company leases office space under lease arrangements, which originally expired in June 2002. The office space lease currently renews on a monthly basis. The lease for the Company’s office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor.  Minimum lease payments under this lease for 2004 is $1,930.

Rent expense for the years ending on December 31, 2003, 2002 and 2001 amounted to $35,218, $31,171, and $36,616, respectively.

5.                   Income Taxes

The provision for income taxes for 2003 was $94,000.

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002
Deferred tax assets:
Research and development credits	$2,554,000	$2,554,000
Deferred compensation	79,000	79,000
Intangible amortization	620,000	727,000
Net operating loss and AMT credits	26,352,000	28,738,000
Total deferred tax assets	29,605,000	32,098,000
Valuation allowance for deferred tax assets	(29,605,000)	(32,098,000)
Net deferred tax assets	—	—

For the year ending December 31, 2003, the Company will utilize approximately $4,700,000 of its federal net operating losses (“NOL”) to offset taxable income. As of December 31, 2003, the Company had NOL, federal alternative minimum tax credits (AMT) and research and experimentation credit carryforwards remaining of approximately $73,694,000, $94,000 and $2,554,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2008 through 2022. Approximately $29,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options, which have been fully reserved. The benefit from the $29,000 tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that, at this time, it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $29,605,000 has been established at December 31, 2003.

The change in the valuation allowance was a decrease of $2,493,000 for the year ended December 31, 2003 and a decrease of $2,396,000 for the year ended December 31, 2002.  For December 31, 2003, the decrease in the valuation allowance is the result of the Company utilizing approximately $4,700,000 of federal net operating loss carryovers, which were previously not benefited, to offset taxable income in connection with the gain on the sale of intellectual property on November 24, 2003, and the expiration of Massachusetts state net operating loss carryovers.  The decrease in the valuation allowance for December 31, 2002 is the result of expiring Massachusetts state net operating loss carryovers.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended December 31,
	2003	2002	2001

Expected federal income tax expense (benefit)	$1,733,000	$(205,000)	$(85,000)
Effect of valuation allowance on current year losses	(2,493,000)	(2,396,000)	97,000
Expiration of state net operating loss carryforward	885,000	2,630,000	—
Other	(31,000)	(29,000)	(12,000)
Totals	$94,000	$—	$—

6.                   Capital Stock

On May 23, 2001, we entered into a common stock purchase agreement with Court Square Capital Limited, our largest stockholder at the time, to provide us with additional capital for general corporate purposes or to pursue other strategic alternatives. Subject to certain conditions, including stockholder approval, the agreement provided for us to issue and sell to Court Square and its affiliates up to 3,750,000 shares of our common stock at a per share price of $2.30, subject to adjustment. No common stock was issued or sold under this agreement, which expired on May 23, 2003.

See Note 8 for a description of series D preferred stock.

On October 15, 2001, the stockholders of the Company voted to approve the merger of Ergo Science Corporation with and into its wholly-owned subsidiary, ESC Merger Sub, Inc. On October 19, 2001, the merger became effective and ESC Merger Sub. Inc. was renamed Ergo Science Corporation. Also at this time, each share of the pre-merger common stock was converted into the right to receive .5 shares of the post-merger common stock, plus cash in lieu of any fractional shares. The total paid by the Company for cash in lieu of fractional shares was approximately $30. Shares of the post-merger common stock are subject to certain transfer restrictions. These restrictions are intended to help preserve our substantial tax net operating loss carryforwards for use in offsetting future taxable income. In general, these restrictions will prohibit, without the prior approval of the board of directors, the direct or indirect disposition or acquisition of any of the Company’s stock by or to any holder who owns or would so own upon the acquisition (either directly or through the tax attribution rules) 5% or more of the Company’s stock.

Treasury stock

On August 1, 2003, the Company purchased 1,335,722 shares of its own common stock at a price of $1.81 per share, the current market price, for a total purchase price of $2,417,657 from Court Square Capital Limited, its largest shareholder at the time.

7.                 Sale of Intellectual Property

On November 24, 2003, the Company sold all of its scientific and research assets and certain other intellectual property to Pliva, a company organized under the laws of Croatia. The total selling price was $5,998,000, of which the Company received $5,498,000 at the time of the sale. The remaining $500,000 of the purchase price will be paid to the Company in cash, if at all, upon the occurrence of certain events following consummation of the sale. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). If Pliva is not able to obtain such rights, then Pliva shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. Also in accordance with the agreement, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made by Ergo Texas in the event Ergoset® or another specified drug is approved by the Food and Drug Administration. The Company has recorded the $5,498,000 as other income on the statement of operations for 2003; the intellectual property had a net recorded value of zero since the related cost was previously recognized as research and development expense.

On June 30, 2003, the Company signed an agreement to sell its entire right, title and interest in its domain registration name for ergo.com to ERGO Versicherungsgruppe AG, a company organized under the laws of Germany. In accordance with the terms of the agreement, the Company received $100,000 in exchange for the entire right, title and interest in ergo.com, which was completed on July 16, 2003 and recorded as other income on the statement of operations.

8.                   License Agreements and Supplier Contracts

On April 27, 1995 in conjunction with a redesigned plan for commercialization of the Company’s products, the Company effectively canceled all of its existing partnership sublicenses by acquiring all the partners’ interests. The Company issued 278,875 shares of common stock and 5,618 shares of series D exchangeable preferred stock (the “series D preferred stock”), par value $0.01 per share. At the time, the Company ascribed a value of $16 per share to the common stock issued and $584 per share to the series D preferred stock.

The holders of series D preferred stock are entitled to receive quarterly dividends at a rate of 6% per annum, compounded semiannually, on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall only be payable to holders of record when and as declared by the board of directors. The Company will have the option to convert the series D preferred stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the series D preferred stock into common stock within the 90 days after FDA approval the series D preferred stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The Company cannot pay dividends on its common stock without first obtaining the written consent of the holders of a majority of the outstanding series D preferred stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of series D preferred stock then outstanding will be entitled to receive an amount of cash equal to the stated value of series D preferred stock (including any accrued by unpaid dividends) after any distribution is made on any senior securities and before any distribution is made on any junior securities, including common stock. The liquidation preference amount for the series D preferred stock as of December 31, 2003 was $11,523,696.

The Company is party to certain other license agreements, which require the Company to pay a royalty on product sales and to make specific payments on the completion of certain milestones. No amounts have been accrued related to these requirements as of December 31, 2003 or 2002.

9.                   Stock Options and Incentive Plan

The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to four years and generally have a maximum term of ten years.

The weighted average fair value of the options granted during 2001 was $1.72. No stock options were granted in 2003 or 2002.

During 2001, the Company granted to its directors options to purchase 50,000 shares of common stock at exercise prices ranging from $1.25 to $1.56. Also during 2001, the Company granted an option to purchase 27,500 shares of common stock to its Chief Executive Officer at an exercise price of $2.05. All options issued in 2001 were issued at prices equal to the market price on the grant dates.

Information related to stock option activity for the period from December 31, 2000 through December 31, 2003 is as follows:

	Shares	Weighted Average Option Price

Outstanding at December 31, 2000	136,875	$16.72
Granted	77,500	1.72
Exercised	—	—
Canceled	—	—
Outstanding at December 31, 2001	214,375	11.30
Granted	—	—
Exercised	—	—
Canceled	(750)	34.00
Outstanding at December 31, 2002	213,625	11.22
Granted	—	—
Exercised	—	—
Canceled	(84,000)	7.37
Outstanding at December 31, 2003	129,625	$13.72

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding
				Weighted-Average Remaining Contractual Life		Options Exercisable
Range of Exercise Prices			Number Outstanding		Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00	to	1.562	27,500	7.2 years	$1.56	17,000	$1.56
$2.05	to	6.50	40,500	6.8 years	$3.48	26,750	$4.21
$13.42	to	22.00	31,625	2.3 years	$18.17	31,625	$18.17
$22.01	to	34.00	30,000	4.0 years	$34.00	30,000	$34.00
$0.00	to	34.00	129,625		$13.72	105,375	$16.45

Effective as of November 1, 1994, the board of directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the “Incentive Plan”) pursuant to which certain officers, directors, and key employees were granted awards with respect to shares of the Company’s common stock. The awards that could be granted under the Incentive Plan included incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. Awards of options to purchase 35,000 shares at an exercise price of $1.562 per share, were granted to directors under the Incentive Plan in 2001. No awards were made in 2003 or 2002. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Incentive Plan was closed and no new grants will be made under this Plan.

On May 15, 1996, the board of directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the “Director Stock Plan”). The Director Stock Plan provided for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Those eligible directors already serving at the time the Director Stock Plan was approved by the stockholders of the Company were each granted a stock option to purchase 5,000 shares of common stock with a deemed date of grant of May 15, 1996. Each director that remained eligible to receive stock options under the Director Stock Plan on the second anniversary of the date that such director was first granted a stock option under the Director Stock Plan was granted a second stock option to purchase 5,000 shares of common stock. Stock options granted under the Director Stock Plan vest and become exercisable in equal increments on the first and second anniversary of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. The Director Stock Plan was approved by the stockholders at the Company’s 1996 Annual Meeting of Stockholders that took place on June 25, 1996. Awards of options to purchase 15,000 shares at exercise prices of $1.25-$1.562 per share were granted under the Director Stock Plan in 2001. There were no awards granted in 2003 or 2002.

These amounts are included in the tables above.  At the time that the stockholders approved the 2001 Stock Plan, the Company’s Director Stock Plan was closed and no new grants will be made under this Plan.

On October 15, 2001, the stockholders of the Company approved the Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan (the “2001 Stock Plan”) pursuant to which certain officers, directors, key employees and consultants may be granted awards with respect to shares of the Company’s common stock. The awards that may be granted under the 2001 Stock Plan include incentive stock options under section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards. A total of 1,600,000 shares of our common stock were reserved for issuance pursuant to options and other awards granted under this plan.  This plan provides for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors.  Stock options granted to directors under the 2001 Stock Plan vest and become exercisable in equal increments on the first five anniversaries of their date of grant, but no stock option may be exercised more than ten years after the date of its grant.  Awards of options to purchase 27,500 shares at an exercise price of $2.05 per share were granted under the 2001 Stock Plan in 2001. There were no awards granted in 2003 or 2002. As of December 31, 2003, 1,572,500 shares were available to be granted under the 2001 Stock Plan.

At the time that the stockholders approved the 2001 Stock Plan, the Company’s Long-Term Incentive Stock and Director Stock Plan were closed and no new grants will be made under either the Long-Term Incentive Plan or the Director Plan.

10.            Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Net income (loss)	$(169,401)	$(201,690)	$(210,209)	$5,438,473
Net income (loss) per share Basic and diluted	$(0.02)	$(0.03)	$(0.03)	$0.94

2002
Net loss	$(116,151)	$(158,292)	$(115,323)	$(196,516)
Net loss per share Basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.03)

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on an evaluation as of the end of the period covered by this annual report on Form 10-K, our interim principal executive officer and acting principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities

Exchange Act of 1934 (the “Exchange Act”)) are effective in timely providing management with material information required to be disclosed by us in our filings under the Exchange Act.

Changes in internal controls

There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financing reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the ages, principal occupation and present position of each of our Directors and our executive officers.

CHARLES E. FINELLI, Age 40, Class I Director, joined our board of directors in March 2001. Mr. Finelli became the interim Chief Executive Officer of the Company on December 1, 2003. Mr. Finelli has been in the private practice of law for seven years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

WILLIAM T. COMFORT, III, Age 37, Class I Director, joined our board of directors in January 2001. Mr. Comfort was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England from 1995 to 2000. From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”).  He is now principal of Conversion Capital Partners Limited, an investment fund headquarter at 4th Floor, Liscartan House, 127 Sloane Street, London, England.  Mr. Comfort has served as the Chairman of the Board of J.L. Halsey Corporation since November 2002 and as a director since June 2002. Mr. Comfort is also a director of Stratos Lightwave Inc. with principal offices at 7444 W. Wilson Avenue, Chicago, IL 60706-4549.  Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

J. WARREN HUFF, Age 50, Class II Director, joined our board of directors in February 2001.  Mr. Huff is a Venture Partner with StarTech Medical Ventures and is the founder and Chief Executive Officer of Reata Discovery, Inc., a biopharmaceutical company based in Dallas, Texas.  From 1998 until 2001, Mr. Huff was President and Chief Executive Officer of OpenPages, Inc. a privately-held company in the content production software industry.  From 1997 to 1998, Mr. Huff was President and Chief Executive Officer of InLight, Inc., a privately held medical education software company that he founded. From 1992 until 1997, Mr. Huff was our President. Mr. Huff received his J.D. from the Southern Methodist University School of Law and graduated magna cum laude with a B.A. in business administration from University of Texas at Austin.

NADIM NSOULI, Age 34, Class III Director, joined our Board of Directors in December 2003. From March 2000 to May 2003, Mr. Nsouli was founder and managing partner of Lago Partners Limited, a $75 million venture capital fund. From 1999 — 2000, Mr. Nsouli was an investment banker in Media and Telecoms at Morgan Stanley Dean Witter. From 1998 — 1999, Mr. Nsouli was an investment banker in M&A for JP Morgan. Mr. Nsouli received his MBA with distinction from Insead, his Juris Doctor from New York University School of Law and his B.S., magna cum laude from Georgetown University.

LING KWOK, age 33, has served as our Vice President, Corporate Development, since December 1, 2003.  From September 2002 until joining us he was involved in international charitable work.  From February 2000 until September 2002 Mr. Kwok was an investment banker with Pacific Solutions Group.  He also was an investment banker with Morgan Stanley & Co. from May 1996 until February 2000.  Mr. Kwok received his B.A. degree, with honors, from Trinity College in both economics and Asian Studies.

Our executive officers hold office at the pleasure of the board of directors. The board of directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. Nadim Nsouli is a Class III director whose term of office expires at the annual meeting of stockholders to be held in 2004. William T. Comfort, III and Charles E. Finelli are Class I directors whose terms of office expire at the annual meeting of stockholders to be held in 2005. J. Warren Huff is a Class II director whose term of office expires at the annual meeting of stockholders to be held in 2006.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of our common stock and our other equity securities. Based on our review of forms furnished to us and written representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and 10% beneficial owners were complied with during 2003 except that an initial report of ownership was filed late by Nadim Nsouli.

Audit Committee Members and Financial Experts

The audit committee of the board of directors is comprised of J. Warren Huff and Nadim Nsouli. The board of directors has determined that Mr. Huff meets the requirements of an audit committee financial expert as defined in Item 401(h)(1) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”).

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions. The code of ethics is filed as an exhibit to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by, our former chief executive officer and our current interim chief executive officer and each of the other executive officers of the Company, for services rendered in all capacities during the years ended December 31, 2003, 2002 and 2001.

					Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation (2)
Charles E. Finelli(3) Chief Executive Officer, President and Secretary	2003	$4,167	$—	$25,000	—	—	$—	$—

David R. Burt, Former Chairman of the Board, President, Chief ExecutiveOfficer and Secretary	2003	$137,500	$—	$—	—	—	$—	$—
	2002	150,000	—	—	—	—	—	20,673
	2001	150,000	—	—	—	27,500	—	1,500

Ling S. Kwok(4) Vice President, Business Development	2003	$16,518	$—	$—	—	—	$—	$—

(1)                                  Includes a payment to Mr. Finelli in 2003 in his capacity as a member of the Company’s Board of Directors, prior to his appointment as the Company’s Chief Executive Officer.

(2)                                  All other compensation in 2001 consists of matching contributions made under the Company’s 401(k) plan.  The $20,673 in 2002 represents an amount received by Mr. Burt as a result of forfeitures due to the termination of the Company’s 401(k) plan.

(3)                                  Mr. Finelli became employed by us on December 1, 2003, and therefore no compensation for previous years is included.

(4)                                  Mr. Kwok became employed by us on December 1, 2003, and therefore no compensation for previous years is included.

OPTION GRANTS IN 2001

During 2001, we granted to directors options to purchase 100,000 shares of common stock at exercise prices ranging from $.625 to $.781, prior to the effect of the reverse stock split approved by our stockholders on October 15, 2001. The effect of the reverse stock spit resulted in a reduction of the options to 50,000 shares at prices ranging from $1.25 to $1.562.  Also during 2001, we granted options to purchase 27,500 shares of common stock to our CEO at an exercise price of $2.05. All options issued in 2001 were issued at prices equal to the market price on the grant dates. No options were granted in 2003 or 2002.

The following table shows grants of stock options that we made during 2001 to the current and former Chief Executive Officer.

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#) (1)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date

Charles E. Finelli(1)	5,000	10%	$1.562	March 26, 2011

David R. Burt(2)	27,500	100%	$2.05	October 25, 2011

(1)          The options granted to Mr. Finelli in 2001 were granted during Mr. Finelli’s capacity as a director pursuant to our Director Stock Plan.  Mr. Finelli has not been granted any options since he was named our interim Chief Executive Officer in December 2003. The options granted to Mr. Finelli are non-qualified stock options and vest annually in two equal installments commencing on March 1, 2001. The options are currently fully vested.

(2)          The options were granted pursuant to our 2001 Employee, Director and Consultant Stock Plan.  The options granted to Mr. Burt are non-qualified stock options and vest annually in four equal installments commencing on March 1, 2002.

OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table provides information about the number of shares issued upon option exercises by the current Chief Executive Officer and the former Chief Executive Officer during 2001, and the value realized by each Chief Executive Officer. The table also provides information about the number and value of options held by the current and former Chief Executive Officers at December 31, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of the Unexercised In-The-Money Options at Fiscal Year-End (2)
	Shares Acquired on Exercise

		Value Realized (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Finelli	—	$—	5,000	—	$1,940	$—

David R. Burt	—	$—	87,500	13,750	$—	—

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

(2)                                  The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $1.95, the closing sale price per share of our common stock as reported in the OTC Bulletin Board on Wednesday, December 31, 2003.

COMPENSATION OF DIRECTORS

In general, our policy is to pay no compensation to members of the board of directors for attending meetings of the board of directors and its committees. However, we do reimburse directors for the expenses incurred in attending meetings of the board of directors and its committees. In June 1996, our shareholders approved a Stock Option Plan for Non-Employee Directors, which we refer to as the Director Stock Plan.  The Director Stock Plan provided for an initial grant of a non-qualified stock option for 5,000 shares of common stock to each non-employee director upon first being elected or appointed to serve on the board of directors. Messrs. Comfort, Finelli and Huff each received an initial grant of a stock option for 5,000 shares of common stock upon first being elected or appointed to serve on the board of directors during 2001.  Each option under the Director Stock Plan has an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control occurs, all stock options granted under the Director Stock Plan will become fully exercisable.  The Director Stock Plan was terminated in 2001, which had no effect on options already outstanding.

In October 2001, our stockholders approved our 2001 Employee, Director and Consultant Stock Plan, which we refer to as the 2001 Plan.  The 2001 Plan provides for an initial grant of a non-qualified stock option for 22,500 shares of common stock to each future non-employee director upon first being elected or appointed to serve on the board of directors.  Each such option will have an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first five anniversaries of their date of grant and will expire ten years after the grant date if not exercised.

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

Mr. Comfort has never received any compensation for his services as a director of the Company and he has returned all options to the Company.

In 2002, we made a cash payment in the amount of $15,000 to Mr. Finelli in consideration of his service on the board of directors.

In 2003, we made cash payments in the amount of $25,000 each to Mr. Finelli and Mr. Huff in consideration of their service on the special committee of the board of directors.

EMPLOYMENT CONTRACTS

Charles E. Finelli, our interim Chief Executive Officer is an employee-at-will. Mr. Finelli’s base annual salary is $50,000. The Compensation Committee may increase the base amounts at its discretion.

Ling S. Kwok, the Company’s Vice President of Business Development is an employee-at-will. Mr. Kwok’s base annual salary is $150,000. The Compensation Committee may increase the base amounts at its discretion.

DIRECTOR AND OFFICER INDEMNIFICATION

We have entered into indemnification agreements with each of our directors and executive officers, agreeing to indemnify the director or officer to the fullest extent permitted by law, and to advance expenses, if the director or officer becomes a party to or witness or other participant in any threatened, pending or completed action, suit or proceeding by reason of any occurrence related to the fact that the person is or was a director, officer, employee, agent or fiduciary of ours or a subsidiary of ours or another entity at our request, unless a reviewing party, either outside counsel or a committee appointed by the board of directors, determines that the person would not be entitled to indemnification under applicable law. In addition, if a change-in-control or a potential change-in-control occurs, and if the person indemnified so requests, we will establish a trust for the benefit of the indemnitee and fund the trust in an amount sufficient to satisfy all expenses reasonably anticipated at the time of the request to be incurred in connection with any claim relating to such an event. The reviewing party will determine the amount deposited in the trust. An indemnitee’s rights under the indemnification agreement are not exclusive of any other rights under the restated certificate of incorporation or bylaws, as amended, or applicable law.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are J. Warren Huff and William T. Comfort III.  Mr. Comfort is not now nor has he ever been employed by us. Mr. Huff was an officer as recently as 1996. Mr. Comfort is also the Chairman of the Compensation Committee for J. L. Halsey Corporation. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of the our common stock as of March 3, 2004, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) the current and former Chief Executive Officer, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to the table, to our knowledge the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Shares Beneficially Owned (1)
Name and Address**	Number	Percent
David R. Burt (2)	87,550	1.5%
William T. Comfort III 4th Floor, Liscartan House 127 Sloane Street, London SW1X 9AX	352,267	6.1%
Charles E. Finelli (3)	5,000	*
J. Warren Huff(4)	15,500	*
All directors and the current executive officer as a group (4 persons) (5)	460,317	7.9%

*                                         Represents beneficial ownership of less than 1% of the Company’s outstanding shares of Common Stock.

**                                  The address of each reporting person, unless otherwise indicated, is 790 Turnpike Street, North Andover, Massachusetts 01845.

(1)                                  The number of shares of common stock issued and outstanding on March 3, 2004, was 5,813,856.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of our common stock issued and outstanding at March 3, 2004, plus shares of our common stock subject to options held by such person at March 3, 2004, and exercisable within 60 days thereafter.  The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)                                  Includes 87,500 shares of common stock subject to stock options held by Mr. Burt on March 3, 2004 and exercisable within 60 days thereafter, and 50 shares of our common stock owned by Mr. Burt’s daughter.

(3)                                  Consists of shares of common stock subject to stock options held by Mr. Finelli on March 3, 2004 and exercisable within 60 days thereafter.

(4)                                  Consists of shares of common stock subject to stock options held by Mr. Huff on March 3, 2004 and exercisable within 60 days thereafter.

(5)                                  Includes 108,000 shares of common stock subject to stock options held by the directors and executive officers on March 3, 2004, and exercisable within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,600,000	$2.05	1,572,500

Total	1,600,000	$2.05	1,572,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to PricewaterhouseCoopers LLP for services provided during fiscal years 2003 and 2002:

	2003	2002
Audit Fees (1)	$65,000	$43,370

Total	$65,000	$43,370

(1)          Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

No other fees were paid to PricewaterhouseCoopers in 2003 or 2002.

Our Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent auditor prior to engaging the auditor for that purpose.  Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the report regularly scheduled quarterly meeting, the Audit Committee has delegated authority to approve the audit, audit-related, tax and other services to the Audit Committee Chairman up to a certain pre-determined level as approved by the Audit Committee.  Prior to the adoption of this policy, as in the case with the services provided for fiscal 2003 and 2002, all of the services provided by our independent auditor were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	—	The financial statements filed as part of this Report at Item 8 are listed in the Index to Consolidated Financial Statements on page 13 of this Report.
(a)(2)	—	All schedules are not submitted because they are not applicable, not required or the information is included in our Financial Statements.
(a)(3)	—	The following documents are filed or incorporated by reference as exhibits to this Report:

Exhibit Number		Document Description

3.1	—

Amended and Restated Certificate of Incorporation of the Registrant. Filed as exhibit 3.1 to the Registrant’s registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.

3.2	—

By-Laws of the Registrant. Filed as exhibit 3.2 to the Registrant’s registration statement on Form S-4 (File No. 33-98162) filed with the Commission on September 7, 2001, and incorporated by reference herein.

4.1	—

Form of Stock Certificate of the Registrant’s Common Stock, par value $.01 per share. Filed as Exhibit 4.1 to the Registrant’s registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.

10.1	—

Novated License and Royalty Agreement dated May 1, 1995, between the Board of Supervisors of Louisiana State University and Agricultural and Mechanical College, the Registrant, E. Science Incorporated, a Delaware corporation formerly known as Ergo Science Incorporated that is a subsidiary of the Registrant (“Ergo Science Incorporated”), and Ergo Research Corporation, a Delaware corporation that is a subsidiary of the Registrant. Filed as exhibit 10.2 to the Registrant’s registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.2	—

Indemnification Agreement dated October 6, 1995, between the Registrant and Manuel Cincotta, Jr., together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document. Filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (File No. 33-98162) filed with the Commission on November 27, 1995, and incorporated by reference herein.

10.3	—

Form of Indemnification Agreement between the Registrant and each of the Registrant’s officers and directors.  Filed as exhibit 10.1 to the Registrant’s registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated by reference herein.

10.4	—

Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan.  Filed as Exhibit 10.3 to the Registrant’s registration statement on Form S-4 (File No. 333-69172) filed with the Commission on September 7, 2001, and incorporated herein by reference.

10.5	—

Ergo Science Corporation Stock Option Plan for Non-Employee Directors.  Filed as Exhibit 99.2 to the Registrant’s registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.

10.6	—

Ergo Science Corporation Amended and Restated 1995 Long-Term Incentive Plan.  Filed as Exhibit 99.3 to the Registrant’s registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.

10.7	—

Amended and Restated Option Agreement, dated October 12, 1993, between Ergo Science Incorporated and Albert H. Meier, Ph.D.; First Amendment to Amended and Restated Option Agreement, dated April 27, 1995, among the Registrant, Ergo Science Incorporated and Albert H. Meier, Ph.D.; and Second Amendment to Amended and Restated Option Agreement, dated November 6, 1995, between the Registrant and Albert H. Meier, Ph.D.  Filed as Exhibit 99.4 to the Registrant’s registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.

10.8	—

Option Agreement, dated March 1, 1993, between Ergo Science Incorporated and David R. Burt; First Amendment to Option Agreement, dated April 27, 1995, among the Registrant, Ergo Science Incorporated and David R. Burt; Second Amendment to Option Agreement, dated October 6, 1995, between the Registrant and David R. Burt; and Third Amendment to Option Agreement, dated November 6, 1995, between the Registrant and David R. Burt.  Filed as Exhibit 99.5 to the Registrant’s registration statement on Form S-8 (File No. 333-73222) filed with the Commission on November 13, 2001, and incorporated herein by reference.

10.9	—

License Agreement effective as of February 1, 1997, between The General Hospital Corporation and Ergo Science Corporation and Ergo Research Corporation. Filed as Exhibit 10.1 to the Registrant’s quarterly filing on Form 10-Q filed with the Commission on May 15, 1997 and incorporated by reference herein. [Portions of this exhibit have been omitted and filed separately with the Commission in accordance with Rule 406 of the Securities Act and the Registrant’s request for confidential treatment.]

10.10	—

Settlement Agreement dated as of October 6, 2000 between the Registrant and Louisiana State University. Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K (File No. 000-26988) filed with the Commission on April 2, 2001, and incorporated herein by reference.

10.11	—

Stock Purchase Agreement, dated as of August 1, 2003, by and between the Company and Court Square Capital Limited.  Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26988) filed with the Commission on August 14, 2003, and incorporated herein by reference.

10.12	—

Assignment Agreement, dated as of June 30, 2003, by and between the Company and Ergo Verisherungsgruppe AG regarding the sale of the ergo.com domain name.  Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-26988) filed with the Commission on August 14, 2003, and incorporated herein by reference.

10.13	—

Asset Purchase Agreement, dated as of November 24, 2003, by and between the Company and PLIVA d.d regarding the sale of the Company’s intellectual property. Filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2003 and incorporated herein by reference.

14	—	Ergo Science Corporation Code of Business Conduct and Ethics.
21.1	—	Subsidiaries of registrant.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification.
32.1	—	Section 1350 Certification.

(b)	—	Reports filed on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and Commonwealth of Massachusetts on March 30, 2004.

ERGO SCIENCE CORPORATION

By:	/s/ CHARLES E. FINELLI
Charles E. Finelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ CHARLES E. FINELLI	President, Chief Executive Officer and Director	March 30, 2004
(Charles E. Finelli)	(Principal Executive and Financial Officer)

/s/ WILLIAM T. COMFORT, III	Director	March 30, 2004
(William T. Comfort, III)

/s/ J. WARREN HUFF	Director	March 30, 2004
(J. Warren Huff)

/s/ NADIM NSOULI	Director	March 30, 2004
(Nadim Nsouli)