Form 10-Q
period 2004-03-31
ERGO SCIENCE CORP /DE/
filed 2004-05-17
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At April 30, 2004 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

PART I.       FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$26,652,509	$27,102,617
Prepaid and other current assets	76,246	14,169
Total current assets	26,728,755	27,116,786
Equipment and leasehold improvements, net	184	472
Total assets	$26,728,939	$27,117,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$272,070	$274,358
Income taxes payable	—	94,000
Total current liabilities	272,070	368,358

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2004 and December 31, 2003 (liquidation preference of $11,694,840 at March 31, 2004)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized;7,149,578 shares issued and outstanding at March 31, 2004 and December 31, 2003	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit.	(85,086,858)	(84,794,827)
Treasury stock (at cost), 1,335,722 shares at March 31, 2004	(2,417,657)	(2,417,657)
Total stockholders’ equity	26,456,869	26,748,900
Total liabilities and stockholders’ equity	$26,728,939	$27,117,258

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating expenses:
Research and development	$—	$9,800
General and administrative	350,163	235,483

Total operating expenses	(350,163)	(245,283)
Other income:
Interest income	58,132	75,882
Net loss	$(292,031)	$(169,401)
Loss per common share:
Basic and diluted	$(0.05)	$(0.02)
Weighted average common shares outstanding:
Basic and diluted	5,813,856	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(292,031)	$(169,401)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	288	893
Changes in operating assets and liabilities:
Prepaid and other current assets	(62,077)	(57,481)
Accounts payable and accrued expenses	(2,288)	13,138
Income taxes payable	(94,000)	—
Net cash used in operating activities	(450,108)	(212,851)
Net decrease in cash and cash equivalents	(450,108)	(212,851)
Cash and cash equivalents at beginning of period	27,102,617	24,938,223
Cash and cash equivalents at end of period	$26,652,509	$24,725,382

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by Ergo Science Corporation (“Ergo” or the “Company”) in accordance with generally accepted accounting principles.

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2004 and 2003.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three months ended March 31, 2004 and 2003, would have been increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003
Net loss:
As reported	$292,031	$169,401
Add: Pro forma stock compensation expense	2,404	13,823
Pro forma net loss	$294,435	$183,224
Net loss per share—basic and diluted
As reported	$0.05	$0.02
Pro forma	0.05	0.03

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2001
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	4.77%

2.                                      Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

At March 31, 2004 and December 31, 2003, cash and cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three month periods ended March 31, 2004 and 2003, options to purchase 129,625 and 213,625 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net losses incurred.

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

The Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make to indemnify an officer or director is unlimited; however, the Company has a Director and Officer insurance policy that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of March 31, 2004.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Forward-looking statements reflect Ergo’s current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation:

•                  Ergo is a company in transition;

•                  the transfer restrictions implemented on the Company’s common stock set forth in the Certificate of Incorporation may delay or prevent takeover bids by third parties and may delay or frustrate any attempt by the Company’s stockholders to replace or remove the current management; and

•                  the Company believes that it has qualified for exclusions from the definition of “investment company”‘ under the Investment Company Act of 1940 at all relevant times since our incorporation; however, if the Securities and Exchange Commission takes a contrary position and prevails, the Company would be subject to significant restrictions on our business and on its ability to acquire one or more established businesses.

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

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we may be able to receive an additional $500,000. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). If Pliva is not able to obtain such rights, then Pliva shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty Agreement. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas Holdings, Inc. (“Ergo Texas”), to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

We are now currently seeking one or more established businesses to acquire.  Our assets currently consist of substantial unrecognized tax benefits and approximately $27 million in cash and cash equivalents.  We intend to continue to conserve our cash and other assets.

From inception through March 31, 2004, the Company has been unprofitable except for 2003. We were profitable in 2003 solely because of the sale of the Company’s science assets to Pliva in the fourth quarter.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Research and Development Expenses. Research and development expenses in the period ended March 31, 2003 consisted primarily of salary expense of the former CEO who spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003. We have expensed all of our research and development costs as they have been incurred.

Research and development expenses decreased from $9,800 to $0 for the three month period ended March 31, 2003 and 2004, respectively.  The Company no longer has research and development expenses as a result of the sale of the Company’s science assets to Pliva in November 2003.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased from $235,483 to $350,163 for the three month period ended March 31, 2003 and 2004, respectively. The increase in 2004 of approximately $115,000 was primarily due to increases in legal costs of $54,000, board of director fees of $25,000, salaries of $21,000 and travel expenses of $17,000. The increased legal fees were incurred by the Company in evaluating its strategic alternatives and patent transfer related costs as a result of the sale of the Company’s science assets to Pliva in the November 2003.

Interest income decreased from $75,882 to $58,132 for the three month period ended March 31, 2003 and 2004, respectively. The decrease is due primarily to a general reduction of market interest rates.

Net loss increased from $169,401 to $292,031 for the three month period ended March 31, 2003 and 2004, respectively. The increase in net loss is primarily due to an increase in general and administrative costs incurred by the Company.

Liquidity and Capital Resources

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

On November 24, 2003 the Company sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we may be able to receive an additional $500,000. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). If Pliva is not able to obtain such rights, then Pliva shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty Agreement. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas Holdings, Inc. (“Ergo Texas”), to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

Cash and cash equivalents were $27,102,617 and $26,652,509 at December 31, 2003 and March 31, 2004, respectively.  The overall decrease in cash and cash equivalents at March 31, 2004 was due to cash payments made by the Company during the ordinary course of business.

Cash used in operating activities was $450,108 and $212,851 for the three month period ended March 31, 2004 and 2003, respectively. The increase is cash used for operating activities was primarily for general operating activities of the Company of approximately $143,000 and a federal income tax payment of $94,000.

Our only source of cash in the first quarter of 2004 was interest income of $58,132 generated by our investment of cash and cash equivalents. Barring unforeseen circumstances, we expect interest income to continue to be our primary source of cash until we acquire an income producing business.  The only securities we currently hold are U.S. government obligations with maturities of 90 days or less.  We expect to continue to hold similar securities exclusively until we acquire an operating business.

We have concentrated our efforts on conserving our cash while considering our strategic alternatives. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern will continue.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2003.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2004, Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 2.                                                     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	May 17, 2004

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13 a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.