Form 10-Q
period 2004-06-30
ERGO SCIENCE CORP /DE/
filed 2004-08-11
CIK 1158846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At July 24, 2004 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$26,426,887	$27,102,617
Prepaid and other current assets	52,599	14,169
Total current assets	26,479,486	27,116,786
Equipment and leasehold improvements, net	30	472
Total assets	$26,479,516	$27,117,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$198,985	$274,358
Income taxes payable	—	94,000
Total current liabilities	198,985	368,358

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30, 2004 and December 31, 2003 (liquidation preference of $11,869,406 at June 30, 2004)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and outstanding at June 30, 2004 and December 31, 2003	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit.	(85,263,196)	(84,794,827)
Treasury stock (at cost), 1,335,722 shares at June 30, 2004 and December 31, 2003	(2,417,657)	(2,417,657)
Total stockholders’ equity	26,280,531	26,748,900
Total liabilities and stockholders’ equity	$26,479,516	$27,117,258

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating expenses:
Research and development	$—	$12,881	$—	$22,681
General and administrative	236,699	260,278	586,862	495,761
	236,699	273,159	586,862	518,442
Net operating loss	(236,699)	(273,159)	(586,862)	(518,442)
Other Income:
Interest	60,361	71,469	118,493	147,351
Net loss	$(176,338)	$(201,690)	$(468,369)	$(371,091)

Net Loss per common share:
Basic and Diluted	$(0.03)	$(0.03)	$(0.08)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856	7,149,578	5,813,856	7,149,578

The accompanying notes are an integral part of the consolidated financial statements

 ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(468,369)	$(371,091)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	442	1,231
Changes in operating assets and liabilities:
Prepaid and other current assets	(38,430)	(460)
Accounts payable and accrued expenses	(75,373)	(48,946)
Income taxes payable	(94,000)	—
Net cash used in operating activities	(675,730)	(419,266)
Net decrease in cash and cash equivalents	(675,730)	(419,266)
Cash and cash equivalents at beginning of period	27,102,617	24,938,233
Cash and cash equivalents at end of period	$26,426,887	$24,518,967

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

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2004 and 2003.

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

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three months ended June 30, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$176,338	$201,690	$468,369	$371,091
Pro forma stock compensation expense	1,954	7,245	4,358	21,068
Pro forma net loss	$178,292	$208,935	$472,727	$392,159
Net loss per share—basic and diluted
As reported	$0.03	$0.03	$0.08	$0.05
Pro forma	0.03	0.03	0.08	0.05

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2001
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	4.77%

No stock options were granted during the six month period ending June 30, 2004 or in the fiscal years ending December 31, 2003 or 2002.

2.                                      Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Debt securities are classified as held-to-maturity when the Company has positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are stated at amortized cost.

At June 30, 2004 and December 31, 2003, cash and cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three and six month periods ended June 30, 2004 and 2003 options to purchase 28,375 and 213,625 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net losses incurred.

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

The Company has agreed to indemnify any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as an officer or director of the Company. The indemnification does not apply if the person is adjudicated not to have acted in good faith in the reasonable belief that his or her actions were in the best interests of the Company. The indemnification obligation survives termination of the indemnified party’s involvement with the Company but only as to those claims arising from such person’s role as an officer or director. The maximum potential amount of future payments that the Company could be required to make to indemnify an officer or director is unlimited; however, the Company has a Director and Officer insurance policy that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. The estimated fair value of these indemnification provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of June 30, 2004.

5.                                      New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earning per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has incurred losses for the three and six month periods ended June 30, 2004 and 2003 and as its Series D Preferred Shares do not have a contractual obligation to share in the losses of the Company, EITF 03-06 has no effect on its reported earnings per share.

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

We are now currently seeking one or more established businesses to acquire.  Our assets currently consist of substantial unrecognized tax benefits and approximately $26 million in cash and cash equivalents.  We intend to continue to conserve our cash and other assets.

From inception through June 30, 2004, the Company has been unprofitable except for 2003. We were profitable in 2003 solely because of the sale of the Company’s science assets to Pliva in the fourth quarter.

Results of Operations

For the Three Months Ended June 30, 2004 and 2003

Research and Development Expenses. Research and development expenses in the three-month period ended June 30, 2003 consisted primarily of salary expense of the former CEO who spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003. We have expensed all of our research and development costs as they have been incurred.

Research and development expenses decreased from $12,881 to $0 for the three month periods ended June 30, 2003 and 2004, respectively.  The Company no longer has research and development expenses as a result of the sale of the Company’s science assets to Pliva in November 2003.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses decreased from $260,278 to $236,699 for the three month periods ended June 30, 2003 and 2004, respectively. The decrease in 2004 of approximately $24,000 was primarily due to decreases in legal costs of $80,000, offset by increases in salaries of $29,000, travel expenses of $3,000 and professional fees of $24,000 related to the Company’s financial statement audit, review of SEC filings and income tax preparation. The decrease in legal fees is due to a reduction in activity incurred by the Company in evaluating its strategic alternatives.

Interest income decreased from $71,469 to $60,361 for the three month period ended June 30, 2003 and 2004, respectively. The decrease is due primarily to a general reduction of market interest rates.

Net loss decreased from $201,690 to $176,338 for the three month periods ended June 30, 2003 and 2004, respectively. The decrease in net loss is primarily due to a decrease in general and administrative costs incurred by the Company.

For the Six Months Ended June 30, 2004 and 2003

Research and Development Expenses. Research and development expenses in the six-month period ended June 30, 2003 consisted primarily of salary expense of the former CEO who spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003. We have expensed all of our research and development costs as they have been incurred.

Research and development expenses decreased from $22,681 to $0 for the six month periods ended June 30, 2003 and 2004, respectively.  The Company no longer has research and development expenses as a result of the sale of the Company’s science assets to Pliva in November 2003.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased from $495,761 to $586,862 for the six-month periods ended June 30, 2003 and 2004, respectively. The increase in 2004 of approximately $91,000 was primarily due to increases in salaries of $50,000, which was due to an increase in personnel by the Company to facilitate its goal of acquiring an established business, travel expenses of $19,000 and professional fees of $22,000 related to the Company’s financial statement audit, review of SEC filings and income tax preparation. The increase in salaries is due primarily due the hiring of a new employee to assist the Company in evaluating its strategic alternatives as it seeks to acquire one or more established businesses. The increase in travel expenses is a result of costs incurred by the Company as it seeks to acquire one or more established businesses.

Interest income decreased from $147,351 to $118,493 for the six-month periods ended June 30, 2003 and 2004, respectively. The decrease is due primarily to a general reduction of market interest rates.

Net loss increased from $371,091 to $468,369 for the six-month periods ended June 30, 2003 and 2004, respectively. The increase in net loss is primarily due to an increase in general and administrative costs incurred by the Company.

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

Cash and cash equivalents were $27,102,617 and $26,426,887 at December 31, 2003 and June 30, 2004, respectively.  The overall decrease in cash and cash equivalents at June 30, 2004 was due to cash payments made by the Company during the ordinary course of business.

Cash used in operating activities was $419,266 and $675,730 for the six-month periods ended June 30, 2003 and 2004, respectively. The increase is cash used for operating activities was primarily due to increased spending for general operating activities of the Company of approximately $162,000, which included increases in payroll ($50,000), Travel ($16,000), Legal fees ($65,000), Board of Director fees ($25,000) and Audit fees ($6,000), as well as a federal income tax payment made in the first quarter of the current fiscal year in the amount of $94,000. The Company also made a cash payment in the first quarter of the current fiscal year in the amount of $85,000 for the annual premium for its Directors and Officers insurance policy.

Our only source of cash in the six months ended June 30, 2004 was interest income of $118,493 generated by our investment of cash and cash equivalents. Barring unforeseen circumstances, we expect interest income to continue to be our primary source of cash until we acquire an income producing business.  The only securities we currently hold are U.S. government obligations with maturities of 90 days or less.  We expect to continue to hold similar securities exclusively until we acquire an operating business.

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

New Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earning per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has incurred losses for the three and six month periods ended June 30, 2004 and 2003 and as its Series D Preferred Shares do not have a contractual obligation to share in the losses of the Company, EITF has no effect on its reported earnings per share.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2003.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended June 30, 2004, Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	August 11, 2004

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

3.1

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