Form 10-K
period 2004-12-31
ERGO SCIENCE CORP /DE/
filed 2005-03-30
CIK 1158846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of our common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate), based on closing sale price as reported on the NASD’s OTC Bulletin Board as of June 30, 2004 was $12,233,959.

As of March 3, 2005, there were 5,813,856 outstanding shares of the registrant’s common stock.

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

PART I

ITEM 1. BUSINESS

Overview

On February 9, 2005 the Company announced that on February 8, 2005 it had entered into a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”) for a purchase price of GBP 12.5 million (approximately $23.395 million).  The GBP 12.5 million purchase price is subject to a working capital adjustment that has been estimated by the parties to be GBP 1.041 million (approximately $1.948 million) at closing, and therefore, the Company expects to pay GBP 11.459 million (approximately $21.447 million) at closing.  The GBP 11.459 million payment is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing.  The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies. According to its 2003 Annual Report, Highbury House “is a leading international print and online publisher of over 200 consumer, business to business and client magazines, as well as an organizer of events around the globe.” Highbury House Communications plc is listed on the FTSE Index. The business being acquired includes: 13 trade names (including: Checkout; Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide; and Motor Trader); 150 domain names (including: columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 45 magazine titles (including: Motor Trader; World Fishing Magazine; Export Times; Checkout; World Travel Guide; Television World; and Electronics World); and approximately 35 exhibitions (including: European Hotel Design Awards; The International Wine & Spirit Competition; The Retail Industry Awards; Quality Food and Drinks Awards; and Europe Power Conference and Exhibition).  The acquisition is expected to be completed in early April 2005 and is subject to approval by the shareholders of Highbury House, as required by the U.K. listing rules, as well as customary closing conditions. Ergo intends to fund the acquisition with cash and cash equivalents.

From November 2003 until February 2005 the Company has been reviewing and evaluating potential acquisitions.

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we would have received an additional $500,000. In accordance with the asset purchase agreement, Pliva had one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). Pliva was not able to obtain the right to the MGH Patents and therefore they shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas Holdings, Inc. (“Ergo Texas”), to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

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

Human Resources

As of March 3, 2005, we had one full-time and two part-time employees.  None of our employees are covered by a collective bargaining agreement.

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

These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control. Such transactions may include those that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock. We also are subject to provisions of the Delaware General Corporation Law that may make some business combinations more difficult.  We have taken steps to help preserve our net operating loss carryforwards and reduce, but not eliminate, the risk of the occurrence of an ownership change.  These steps may have the incidental effect of impeding the attempt of a person or entity from acquiring a significant or controlling interest in the Company render it difficult to effect a merger or similar transaction even if the transaction is favored by a majority of independent stockholders, and entrenching management.

As we acquire the assets of Highbury House’s business to business division, there can be no assurance of the Business’ future success.  Particular risk factors include, but are not limited to:

•             Ergo is relying on the existing key personnel of the acquired company to continue to run the business.

•             The existing management of Ergo has no expertise in the publishing industry.

•             The acquired company’s operating units are located outside of the United States.

•             Current financial results of the acquired company are not indicative of future results.

•             The market for the acquired company’s products and services can be competitive depending on the particular sector being serviced.

ITEM 2. PROPERTIES

Facilities

The Company currently leases approximately 250 square feet of shared office space as our principal office in Jefferson Office Park, North Andover, Massachusetts.  The space is leased on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on December 1, 2004.  The following matters were voted upon at the annual meeting:

(1)   Nadim Nsouli was elected to serve as a Director to hold office for a term of three years until the 2007 annual meeting of stockholders and until his successor is chosen and qualified.  This matter was approved with 4,508,672 votes for the election of Mr. Nsouli, 215,508 votes were withheld and 0 broker non-votes.

(2)   Our stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004. This proposal was approved with 4,683,171 votes for the proposal, 22,159 votes against the proposal, 18,850 abstentions and 0 broker non-votes.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was quoted on the Nasdaq Stock Market through May 23, 2001 under the symbol “ERGO.”  Since that date, after a brief transition period during which our common stock was quoted on the NASD’s OTC Bulletin Board under the symbol “ERGG,” our common stock has been quoted on the NASD’s OTC Bulletin Board under the symbol “ERGO.”  At February 25, 2005, the number of record holders of our common stock was approximately 260.  The following table sets forth, for the periods indicated, the high and low sale price or bid information for our common stock as reported on the Nasdaq Stock Market or the NASD’s OTC Bulletin Board, as applicable. Please note that the bid information relating to over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2004
First Quarter	$2.65	$1.95
Second Quarter	$2.80	$2.10
Third Quarter	$2.30	$1.95
Fourth Quarter	$2.47	$1.97

2003
First Quarter	$1.85	$1.56
Second Quarter	$1.85	$1.64
Third Quarter	$1.86	$1.50
Fourth Quarter	$2.25	$1.50

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

	Years Ended December 31,
	2004	2003	2002	2001	2000

Consolidated Statement of Operations Data:

Operating expenses:
Research and development (1)	$—	$(467,294)	$39,278	$55,454	$(163,834)
General and administrative (2)	1,114,360	1,377,728	973,497	2,456,332	1,748,301

Total operating expenses	1,114,360	910,434	1,012,775	2,511,786	1,584,467

Other Income:
Interest income	326,904	263,607	426,493	1,260,964	1,920,922
Other income (3)	—	5,598,000	—	—	—

Total other income	326,904	5,861,607	426,493	1,260,964	1,920,922

Net income (loss) before income taxes	(787,456)	4,951,173	(586,282)	(1,250,822)	336,445

Income tax expense (4)	—	94,000	—	—	—

Net income (loss)	$(787,456)	$4,857,173	$(586,282)	$(1,250,822)	$336,455

Net income (loss) income per share
basic	$(0.14)	$0.74	$(0.08)	$(0.18)	$0.05
assuming dilution	$(0.14)	$0.74	$(0.08)	$(0.18)	$0.05

Weighted average common shares outstanding
basic	5,813,856	6,589,673	7,149,578	7,149,578	7,146,209
assuming dilution	5,813,856	6,603,389	7,149,578	7,149,578	7,181,780

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,453,190	$27,102,617	$24,938,233	$25,808,028	$10,130,599
Investments	—	—	—	—	16,958,488
Working capital	25,961,444	26,748,428	24,307,106	24,888,851	26,124,695
Total assets	26,463,727	27,117,258	24,997,675	25,823,201	27,129,619
Total stockholders’ equity	$25,961,444	$26,748,900	$24,309,384	$24,895,666	$26,146,488

(1)          2003: Includes a $500,000 credit to expense to reflect an adjustment to an ERGOSET® related obligation.
2000: Includes adjustments to estimates of amounts required to settle ERGOSET® related obligations, offset by a $2 million charge as part of the LSU settlement.

(2)          Includes a loss on the disposal of equipment in 2001 in the amount of $3,201.

(3)          Includes a gain in 2003 from the sale of the Company’s science assets in the amount of $5,498,000 and a gain from the sale of the domain name ergo.com in the amount of $100,000.

(4)          Represents an estimated amount owed for Federal income taxes due to limitations on alternative minimum tax net operating loss carryforwards in 2003.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On February 9, 2005 the Company announced that on February 8, 2005 it had entered into a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”) for a purchase price of GBP 12.5 million (approximately $23.395 million).  The GBP 12.5 million purchase price is subject to a working capital adjustment that has been estimated by the parties to be GBP 1.041 million (approximately $1.948 million) at closing, and therefore, the Company expects to pay GBP 11.459 million (approximately $21.447 million) at closing.  The GBP 11.459 million payment is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing.  The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies. According to its 2003 annual report, Highbury House “is a leading international print and online publisher of over 200 consumer, business to business and client magazines, as well as an organizer of events around the globe.” Highbury House Communications plc is listed on the FTSE Index. The business being acquired includes: 13 trade names (including: Checkout; Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide; and Motor Trader); 150 domain names (including: columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 45 magazine titles (including: Motor Trader; World Fishing Magazine; Export Times; Checkout; World Travel Guide; Television World; and Electronics World); and approximately 35 exhibitions (including: European Hotel Design Awards; The International Wine & Spirit Competition; The Retail Industry Awards; Quality Food and Drinks Awards; and Europe Power Conference and Exhibition). The acquisition is expected to be completed in early April 2005 and is subject to approval by the shareholders of Highbury House, as required by the U.K. listing rules, as well as customary closing conditions. Ergo intends to fund the acquisition with cash and cash equivalents.

From November 2003 until February 2005 the Company has been reviewing and evaluating potential acquisitions.

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we would have received an additional $500,000. In accordance with the asset purchase agreement, Pliva had one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). Pliva was not able to obtain the right to the MGH Patents and therefore they shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

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

From our inception through 2004, the Company has been unprofitable every year except 2003.  We were profitable in 2003 solely because of the sale of the Company’s science assets to Pliva.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 of our audited financial statements, which are included in this Form 10-K.  We believe that the most significant judgments involve the establishment of accruals at each balance sheet date.

Our former Chief Executive Officer (“CEO”) spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003 and, therefore, we recorded a portion of the former CEO’s salary as a Research and Development expense in the statement of operations in the years up to and including 2003.

Results of Operations

Years ended December 31, 2003 and 2004

Research and Development Expenses. Research and development expenses consist primarily of salary expense of the former CEO who spent a portion of his time dealing with FDA related issues prior to the asset sale to Pliva in November 2003. We have expensed all of our research and development costs as they have been incurred.

Research and development expenses were $(467,294) in 2003 as compared to $0 in 2004. The Company incurred no research and development expenses in 2004. The 2003 amount of $(467,294) was primarily a result of a reversal of an ERGOSET® related obligation in the amount of $500,000 upon the signing of the sale of the Company’s science assets to Pliva. We no longer believed that it was probable that we would have to pay this obligation to a former vendor.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses decreased from $1,377,728 in 2003 to $1,114,360 in 2004. The decrease of approximately $263,000 was principally due to decreases in legal costs of approximately $404,000, reductions in general operating costs of the company of approximately $28,000, offset by increases in payroll costs of approximately $107,000 and other professional fees of approximately $62,000.  General and administrative costs in 2004 included payroll expenses of approximately $270,000, legal fees of approximately $315,000, other professional fees of approximately $300,000 and Directors and Officers insurance of $85,000. The professional fees included accounting, audit and tax related fees, cash management fees and board of director fees.

Interest income increased from $263,607 in 2003 to $326,904 in 2004.  The increase in interest income is primarily due to a general increase of market interest rates and higher cash investment balances due to the $5,498,000 received from the Pliva transaction in November 2003.

Other income decreased from $5,598,000 in 2003 to $0 in 2004.  There was no other income in 2004. The other income in 2003 represented revenue from the sale of assets to Pliva in the amount of $5,498,000 and from the sale of the ergo.com domain name in the amount of $100,000.

Income tax expense decreased from $94,000 in 2003 to $0 in 2004. The income tax expense in 2003 represented an estimated amount owed for Federal income taxes in 2003 due to limitations on alternative minimum tax net operating loss carryforwards.

Net income (loss) decreased from a net income of $4,857,173 in 2003 to a net loss of $787,456 in 2004. The decrease in net income was primarily due to the sale of assets to Pliva in 2003.  Net income (loss) per common share decreased from $0.74 in 2003 to $(0.14) in 2004.

Years ended December 31, 2002 and 2003

Research and development expenses decreased from $39,278 in 2002 to $(467,294) in 2003. The decrease was primarily a result of a reversal of an ERGOSET® related obligation in the amount of $500,000 upon the signing of the sale of the Company’s science assets to Pliva. We no longer believe it is probable that we will have to pay this obligation to a former vendor. We do not expect to incur any research and development expenses in 2004 now that we have sold the science assets.

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

Net income (loss) increased from a net loss of $(586,282) in 2002 to a net income of $4,857,173 in 2003. The increase in net income was primarily due to the sale of assets to Pliva.  Net income (loss) per common share increased from $(0.08) in 2002 to $0.74 in 2003.

Net Operating Loss Carryforwards

At December 31, 2004, we reported federal net operating loss and research and experimentation carryforwards of approximately $77 million. If not used, the tax loss carryforwards will begin to expire in 2008. Our ability to use these carryforwards is subject to limitations resulting from, among other things, an ownership change as defined in the Internal Revenue Code sections 382 and 383. See Note 5 of Notes to Consolidated Financial Statements.

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

Cash and cash equivalents were $27,102,617 and $26,453,190 at December 31, 2003 and 2004, respectively. The overall decrease in cash and cash equivalents at December 31, 2004 compared to one year prior was due primarily to general operating costs of approximately $1.1 million, offset by interest income of $327,000.

Cash used in operating activities was $649,427 during the year ended December 31, 2004 compared to cash provided by operating activities of $4,582,041 during 2003 and a cash use of $869,795 during 2002. The decrease in cash provided by operations in 2004 is primarily due to net income in 2003 of $4,857,173 which was a direct result of the sale of the science assets to Pliva in the amount of $5,498,000. The cash use in 2004 and 2002 were primarily due to cash outflows for general and administrative activities.

Cash flow used in financing activities in 2003 of $2,417,657 was due to the treasury stock purchase of 1,335,722 shares by the Company of its own common stock from Court Square Capital Limited, its largest shareholder at the time.

Our primary source of cash in 2004 was interest income generated by our investment of cash and cash equivalents of $326,904. Our primary source of cash in 2003 was the sale of assets to Pliva in the amount of $5,498,000 as well as interest income of $263,607 generated by our investment of cash and cash equivalents. The Company will use most of its current cash to acquire the business publishing division of Highbury House Communications plc for a purchase price of GBP 11.459 million (approximately $21.447 million) (See Note 11).  The only securities we currently hold are U.S. government obligations with maturities of 90 days or less.

We have concentrated our efforts on conserving our cash in anticipation of an acquisition. However, our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern will continue.

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

We expect that our available cash and expected interest income will fund our current operations for at least the next 12 months.

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

The Company will use approximately $21.447 million of its own cash in its expected acquisition of Highbury House. The Company expects Highbury House to be cash flow positive for the foreseeable future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no long term obligations, capital lease obligations, operating lease obligations, purchase obligations, or other long-term liabilities reflected on the Company’s balance sheet under Generally Accepted Accounting Principles “GAAP”.

The Company has entered into as Share Purchase Agreement with Highbury House Communications plc to purchase its business to business publishing division for approximately $21.447 million. The Company expects to complete this acquisition in April 2005.

New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123(R)”). SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123 (R) and will adopt it in the third quarter of 2005. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123. The issuance of additional stock options in the future will cause SFAS 123(R) to have a greater impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are not subject to market risk associated with risk sensitive institutions as we do not invest in instruments that are not United States government instruments and do not enter into hedging transactions.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ergo Science Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 25, 2005

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$26,453,190	$27,102,617
Prepaid and other current assets	10,537	14,169
Total current assets	26,463,727	27,116,786
Equipment, net	—	472
Total assets	$26,463,727	$27,117,258

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$408,283	$274,358
Income taxes payable	94,000	94,000
Total current liabilities	502,283	368,358

Commitments and contingencies (Notes 8 and 11)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of series D exchangeable preferred stock issued and outstanding at December 31, 2004 and 2003 (liquidation preference of $12,225,487 at December 31, 2004)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized at December 31, 2004 and 2003; 7,149,578 shares issued at December 31, 2004 and 2003	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(85,582,283)	(84,794,827)
Treasury stock (at cost), 1,335,722 shares at December 31, 2004 and 2003	(2,417,657)	(2,417,657)
Total stockholders’ equity	25,961,444	26,748,900
Total liabilities and stockholders’ equity	$26,463,727	$27,117,258

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002

Operating expenses:
Research and development	$—	$(467,294)	$39,278
General and administrative	1,114,360	1,377,728	973,497
Total operating expenses	1,114,360	910,434	1,012,775

Other income:
Interest income	326,904	263,607	426,493
Other income	—	5,598,000	—
Total other income	326,904	5,861,607	426,493

Net income (loss) before income taxes	(787,456)	4,951,173	(586,282)

Income tax expense	—	94,000	—

Net income (loss)	$(787,456)	$4,857,173	$(586,282)

Net income (loss) per common share:
Basic	$(0.14)	$0.74	$(0.08)
Diluted	$(0.14)	$0.74	$(0.08)

Weighted average common shares outstanding:
Basic	5,813,856	6,589,673	7,149,578
Diluted	5,813,856	6,603,389	7,149,578

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net (loss) income	$(787,456)	$4,857,173	$(586,282)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	472	1,806	4,537
Changes in operating assets and liabilities:
Prepaid and other current assets	3,632	42,995	(48,806)
Accounts payable and accrued expenses	133,925	(413,933)	(239,244)
Income taxes payable	—	94,000	—
Net cash (used in) provided by operating activities	(649,427)	4,582,041	(869,795)

Cash flows from financing activities:
Payment for purchase of treasury stock	—	(2,417,657)	—
Net cash used in financing activities	—	(2,417,657)	—

Net (decrease) increase in cash and cash equivalents	(649,427)	2,164,384	(869,795)
Cash and cash equivalents at beginning of year	27,102,617	24,938,233	25,808,028

Cash and cash equivalents at end of year	$26,453,190	$27,102,617	$24,938,233

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Cumulative Dividends on Preferred	Accumulated	Treasury Stock		Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Equity
Balance at December 31, 2001	6,903	$4,306,520	7,149,578	$71,496	$111,880,321	$(2,296,953)	$(89,065,718)	—	—	$24,895,666

Net loss							(586,282)			(586,282)

Balance at December 31, 2002	6,903	4,306,520	7,149,578	71,496	111,880,321	(2,296,953)	(89,652,000)	—	—	24,309,384

Treasury stock purchase								1,335,722	$(2,417,657)	(2,417,657)
Net income							4,857,173			4,857,173

Balance at December 31, 2003	6,903	4,306,520	7,149,578	71,496	111,880,321	(2,296,953)	(84,794,827)	1,335,722	(2,417,657)	26,748,900

Net loss							(787,456)			(787,456)

Balance at December 31, 2004	6,903	$4,306,520	7,149,578	$71,496	$111,880,321	$(2,296,953)	$(85,582,283)	1,335,722	$(2,417,657)	$25,961,444

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                        Overview and Summary of Significant Accounting Principles

Background and Recent Events

On February 9, 2005 the Company announced that on February 8, 2005 it had entered into a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”) for a purchase price of GBP 12.5 million (approximately $23.395 million).  The GBP 12.5 million purchase price is subject to a working capital adjustment that has been estimated by the parties to be GBP 1.041 million (approximately $1.948 million) at closing, and therefore, the Company expects to pay GBP 11.459 million (approximately $21.447 million) at closing.  The GBP 11.459 million payment is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing.  The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies. The acquisition is expected to be completed in early April 2005 and is subject to approval by the shareholders of Highbury House, as required by the U.K. listing rules, as well as customary closing conditions. Ergo intends to fund the acquisition with cash and cash equivalents.

From November 2003 until February 2005 the Company has been reviewing and evaluating potential acquisitions.

On November 24, 2003 the Company sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the sale agreement, we would have received an additional $500,000. In accordance with the asset purchase agreement, Pliva had one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). Pliva was not able to obtain the right to the MGH Patents and therefore they shall retain the additional $500,000 and shall have no further obligation to pay that amount to the Company. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

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

Organization

Ergo Science Development Corporation (“ESDC”) was incorporated on January 23, 1990. ESDC operated as an S Corporation from inception to September 10, 1992, when it converted to a C Corporation. In April 1995, ESDC went through a recapitalization whereby all the stock of ESDC was exchanged on a one-for-one basis for an equal amount of stock in Ergo Science Holdings, Incorporated, which previously was a wholly owned subsidiary of ESDC. Subsequent to the recapitalization, Ergo Science Holdings, Incorporated changed its name to Ergo Science Corporation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions are eliminated upon consolidation.

Research and Development Costs

Research and development costs are expensed as incurred. The Company includes in research and development expense costs related to the handling of matters with the U.S. Food and Drug Administration.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of 90 days or less at the date of purchase to be cash equivalents.

At December 31, 2004 and 2003, the Company’s cash equivalents consisted only of investments in bank cash accounts and U.S. government obligations that mature within 90 days of purchase.

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

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities using the treasury stock method, such as stock options.  For the year ended December 31, 2003, a total of 13,716 stock option shares were included in the weighted average number of common shares outstanding calculation because these shares had exercise prices less than the market value of the Company’s common stock as of December 31, 2003.

The diluted loss per common share calculated for the years ended December 31, 2004 and 2002, excludes the effects of 28,375 and 213,625 options outstanding, respectively. These amounts are excluded, as their inclusion would be anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the years ended December 31, 2004, 2003 and 2002 would have been increased to the pro forma amounts indicated below:

	Years ended December 31,
	2004	2003	2002
Net income (loss):
As reported	$(787,456)	$4,857,173	$(586,282)
Deduct: Pro forma stock compensation expense	6,323	19,417	136,787
Pro forma	$(793,779)	$4,837,756	$(723,069)
Net income (loss) per share—basic
As reported	$(0.14)	$0.74	$(0.08)
Pro forma	(0.14)	0.74	(0.10)
Net income (loss) per share—diluted
As reported	$(0.14)	$0.74	$(0.08)
Pro forma	(0.14)	0.74	(0.10)

No stock options were granted in 2004, 2003 or 2002.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income (loss) includes only net income (loss) at December 31, 2004, 2003 and 2002.

New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123(R)”). SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. We are still evaluating the transition provisions that are allowed by SFAS No. 123(R) and will adopt it in the third quarter of 2005. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123. The issuance of additional stock options in the future will cause SFAS 123(R) to have a greater impact on our financial statements.

2.                   Equipment

Equipment consists of the following at December 31:

	2004	2003
Furniture and equipment	$26,936	$42,608
Accumulated depreciation and amortization	(26,936)	(42,136)
Equipment, net	$—	$472

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $472, $1,806, and $4,537, respectively. The Company wrote off $15,672 of fully depreciated software in the third quarter of 2004 that was obsolete and no longer used by the Company.

3.                   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31,

	2004	2003
Accounts payable	$31,514	$18,852
Accrued legal costs	179,405	151,007
Accrued payroll, bonuses and vacation	37,054	28,456
Accrued professional fees	142,336	40,000
Accrued other expenses	17,974	36,043
Total accounts payable and accrued expenses	$408,283	$274,358

4.                   Leases

The Company leases office space under a lease arrangement, which originally expired in June 2002. The office space lease currently renews on a monthly basis. The lease for the Company’s office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor.  The minimum lease payment under this lease for 2005 is $1,030.

Rent expense for the years ending on December 31, 2004, 2003 and 2002 amounted to $29,789, $35,218, and $31,171, respectively.

5.                   Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003
Deferred tax assets:
Research and development credits	$2,554,000	$2,554,000
Deferred compensation	79,000	79,000
Intangible amortization	512,000	620,000
Net operating loss and AMT credits	26,539,000	26,352,000
Total deferred tax assets	29,684,000	29,605,000
Valuation allowance for deferred tax assets	(29,684,000)	(29,605,000)
Net deferred tax assets	—	—

As of December 31, 2004, the Company had federal net operating losses (“NOL”) and research and experimentation credit carryforwards remaining of approximately $74,756,000 and $2,554,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2008 through 2024. Approximately $29,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options, which have been fully reserved. The benefit from the $29,000 tax asset will be recorded as a credit to additional paid-in capital when realized. As required by Statement of Financial

Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that, at this time, it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $29,684,000 has been established at December 31, 2004.

The change in the valuation allowance was an increase of $79,000 for the year ended December 31, 2004 and a decrease of $2,493,000 for the year ended December 31, 2003.  For December 31, 2004, the increase in the valuation allowance is the result of the net operating loss for the year partially offset by expiring Massachusetts state net operating loss carryovers. For December 31, 2003, the decrease in the valuation allowance is the result of the Company utilizing approximately $4,700,000 of federal net operating loss carryovers, which were previously not benefited, to offset taxable income in connection with the gain on the sale of intellectual property on November 24, 2003, and the expiration of Massachusetts state net operating loss carryovers.

Ownership changes, as defined in the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that can be utilized to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended December 31,
	2004	2003	2002

Expected federal income tax expense (benefit)	$(276,000)	$1,733,000	$(205,000)
Effect of valuation allowance on current year losses	79,000	(2,493,000)	(2,396,000)
Expiration of state net operating loss carryforwards	243,000	885,000	2,630,000
Other	(46,000)	(31,000)	(29,000)
Totals	$—	$94,000	$—

6.                   Capital Stock

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

7.                   Sale of Intellectual Property

On November 24, 2003, the Company sold all of its scientific and research assets and certain other intellectual property to Pliva, a company organized under the laws of Croatia. The total selling price was $5,998,000, of which the Company received $5,498,000 at the time of the sale. The remaining $500,000 of the purchase price will be paid to the Company in cash, if at all, upon the occurrence of certain events following consummation of the sale. In accordance with the asset purchase agreement, Pliva has one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). Pliva was not able to obtain the right to the MGH Patents and therefore they shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. Also in accordance with the agreement, Pliva has assumed our future obligations under the LSU Royalty agreement. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

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

8.                   Commitments and Contingencies

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

The holders of series D preferred stock are entitled to receive quarterly dividends at a rate of 6% per annum, compounded semiannually, on the stated value. Such dividends shall be cumulative, commencing on the date of original issue, and shall only be payable to holders of record when and as declared by the board of directors. The Company will have the option to convert the series D preferred stock into common stock during the 90 days after the Company receives FDA approval to market its first product, if it receives that approval. If the Company does not exercise its option to convert the series D preferred stock into common stock within the 90 days after FDA approval the series D preferred stock will automatically be exchanged for subordinated debt securities at the end of the 90 days. The Company cannot pay dividends on its common stock without first obtaining the written consent of the holders of a majority of the outstanding series D preferred stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of series D preferred stock then outstanding will be entitled to receive an amount of cash equal to the stated value of series D preferred stock (including any accrued by unpaid dividends) after any distribution is made on any senior securities and before any distribution is made on any junior securities, including common stock. The liquidation preference amount for the series D preferred stock as of December 31, 2004 was $12,225,487.

The Company is party to certain other license agreements, which require the Company to pay a royalty on product sales and to make specific payments on the completion of certain milestones. No amounts have been accrued related to these requirements as of December 31, 2004 or 2003.

9.                   Stock Options and Incentive Plan

The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to five years and generally have a maximum term of ten years.

No stock options were granted in 2004, 2003 or 2002.

Information related to stock option activity for the period from December 31, 2001 through December 31, 2004 is as follows:

	Shares	Weighted Average Option Price

Outstanding at December 31, 2001	214,375	$11.30
Granted	—	—
Exercised	—	—
Canceled	(750)	34.00
Outstanding at December 31, 2002	213,625	11.22
Granted	—	—
Exercised	—	—
Canceled	(84,000)	7.37
Outstanding at December 31, 2003	129,625	13.72
Granted	—	—
Exercised	—	—
Canceled	(101,250)	17.06
Outstanding at December 31, 2004	28,375	$1.81
Exercisable at December 31, 2002	157,500	$14.52
Exercisable at December 31, 2003	105,375	$16.45
Exercisable at December 31, 2004	21,375	$1.89

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.00 to 1.562	27,500	6.2 years	$1.56	20,500	$1.56
$ 1.563 to 6.50	500	3.7 years	$6.50	500	$6.50
$ 6.51 to 13.42	375	0.8 years	$13.42	375	$13.42
$ 0.00 to 13.42	28,375		$1.81	21,375	$1.89

Effective as of November 1, 1994, the board of directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the “Incentive Plan”) pursuant to which certain officers, directors, and key employees were granted awards with respect to shares of the Company’s common stock. The awards that could be granted under the Incentive Plan included incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. Awards of options to purchase 35,000 shares at an exercise price of $1.562 per share were granted to directors under the Incentive Plan in 2001. No awards were made in 2004, 2003 or 2002. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Incentive Plan was closed and no new grants will be made under this Plan.

On May 15, 1996, the board of directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the “Director Stock Plan”). The Director Stock Plan provided for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Awards of options to purchase 15,000 shares at exercise prices of $1.25-$1.562 per share were granted under the Director Stock Plan in 2001. There were no awards granted in 2004, 2003 or 2002. These amounts are included in the tables above.  At the time that the stockholders approved the 2001 Stock Plan, the Company’s Director Stock Plan was closed and no new grants will be made under this Plan.

On October 15, 2001, the stockholders of the Company approved the Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan (the “2001 Stock Plan”) pursuant to which certain officers, directors, key employees and consultants may be granted awards with respect to shares of the Company’s common stock. The awards that may be granted under the 2001 Stock Plan include incentive stock options under section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards. A total of 1,600,000 shares of our common stock were reserved for issuance pursuant to options and other awards granted under this plan.  This plan provides for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors.  Stock options granted to directors under the 2001 Stock Plan vest and become exercisable in equal increments on the first five anniversaries of their date of grant, but no stock option may be exercised more than ten years after the date of its grant.  Awards of options to purchase 27,500 shares at an exercise price of $2.05 per share were granted under the 2001 Stock Plan in 2001 to the Company’s former CEO. These options were cancelled in March 2004 as a result of the resignation of the Company’s former CEO. There were no awards granted in 2004, 2003 or 2002. As of December 31, 2004, 1,600,000 shares were available to be granted under the 2001 Stock Plan.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Net loss	$(292,031)	$(176,338)	$(125,196)	$(193,891)
Net loss per share
Basic and diluted	$(0.05)	$(0.03)	$(0.02)	$(0.04)

2003
Net income (loss)	$(169,401)	$(201,690)	$(210,209)	$5,438,473
Net income (loss) per share
Basic and diluted	$(0.02)	$(0.03)	$(0.03)	$0.94

11.            Subsequent Events

Acquisition

On February 9, 2005 the Company announced that on February 8, 2005 it had entered into a share purchase agreement to acquire the business to business publishing division ("Business") of Highbury House Communications plc ("Highbury House") for a purchase price of GBP 12.5 million (approximately $23.395 million).  The GBP 12.5 million purchase price is subject to a working capital adjustment that has been estimated by the parties to be GBP 1.041 million (approximately $1.948 million) at closing, and therefore, the Company expects to pay GBP 11.459 million (approximately $21.447 million) at closing.  The GBP 11.459 million payment is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing.  The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies.

The acquisition is expected to be completed in early April 2005 and is subject to approval by the shareholders of Highbury House, as required by the U.K. listing rules, as well as customary closing conditions. The Company intends to fund the acquisition with cash and cash equivalents.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the annual period ended December 31, 2004, Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Changes in internal controls

There have been no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met, such as prevention and detection of misstatements. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate, for example. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.                    OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the ages, principal occupation and present position of each of our Directors and our executive officers.

CHARLES E. FINELLI, Age 41, Class I Director, joined our board of directors in March 2001. Mr. Finelli became the interim Chief Executive Officer of the Company, President, Secretary and Chief Financial Officer on December 1, 2003. Mr. Finelli has been in the private practice of law for seven years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

WILLIAM T. COMFORT, III, Age 38, Class I Director, joined our board of directors in January 2001. Mr. Comfort was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England from 1995 to 2000. From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”).  He is now principal of Conversion Capital Partners Limited, an investment fund headquarter at 4th Floor, Liscartan House, 127 Sloane Street, London, England.  Mr. Comfort has served as the Chairman of the Board of J.L. Halsey Corporation since November 2002 and as a director since June 2002.  Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

J. WARREN HUFF, Age 51, Class II Director, joined our board of directors in February 2001.  Mr. Huff is the Founding Chief Executive Officer of Reata Discovery, Inc., a biopharmaceutical company based in Dallas, Texas.  From 1998 until 2001, Mr. Huff was President and Chief Executive Officer of OpenPages, Inc. a privately-held company in the content production software industry.  From 1997 to 1998, Mr. Huff was President and Chief Executive Officer of InLight, Inc., a privately held medical education software company that he founded. From 1992 until 1997, Mr. Huff was our President. Mr. Huff received his J.D. from the Southern Methodist University School of Law and graduated magna cum laude with a B.A. in business administration from University of Texas at Austin.

NADIM NSOULI, Age 35, Class III Director, joined our Board of Directors in December 2003. Mr. Nsouli is the European Head of Gores Technology Group Limited, a private equity firm based in Los Angeles.  From 2000 to May 2003, Mr. Nsouli was founder and managing partner of Lago Partners Limited, a $75 million venture capital fund,   with principal offices at 3 Burlington Gardens, London, England.  From 1999 to 2000 Mr. Nsouli worked in Investment Banking, Media and Telecoms at Morgan Stanley Dean Witter with principal offices at Canary Wharf, London, England.  From 1998 to 1999 Mr. Nsouli worked in Investment Banking, M&A for JP Morgan with principal offices in London, England.   Prior to that, Mr. Nsouli was a corporate lawyer in New York at Jones, Day, Reavis & Pogue.  Mr. Nsouli received his MBA with distinction from Insead in France, his Juris Doctor from New York University School of Law and his B.S., Magna Cum Laude from Georgetown University in Washington, DC.

LING KWOK, age 34, has served as our Vice President, Corporate Development, since December 1, 2003.  From September 2002 until joining us he was involved in international charitable work.  From February 2000 until September 2002 Mr. Kwok was an investment banker with Pacific Solutions Group.  He also was an investment banker with Morgan Stanley & Co. from May 1996 until February 2000.  Mr. Kwok received his B.A. degree, with honors, from Trinity College in both economics and Asian Studies.

Our executive officers hold office at the pleasure of the board of directors. The board of directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. William T. Comfort, III and Charles E. Finelli are Class I directors whose terms of office expire at the annual meeting of stockholders to be held in 2005. J. Warren Huff is a Class II director whose term of office expires at the annual meeting of stockholders to be held in 2006. Nadim Nsouli is a Class III director whose term of office expires at the annual meeting of stockholders to be held in 2007.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of our common stock and our other equity securities. Based on our review of forms furnished to us and written representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and 10% beneficial owners were complied with during 2004.

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

Shareholder Nomination

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board, since the disclosure provided in the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by and our current interim chief executive officer and each of the other executive officers of the Company, for services rendered in all capacities during the years ended December 31, 2004, 2003 and 2002.

					Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation
Charles E. Finelli(2)	2004	$50,000	$—	$25,000	—	—	$—	$—
Chief Executive Officer, President and Secretary	2003	4,167	—	25,000	—	—	—	—

Ling S. Kwok(3)	2004	150,000	—	—	—	—	—	—
Vice President, Business Development	2003	16,518	—	—	—	—	—	—

(1)                                  Represents payment to Mr. Finelli in 2004 and 2003 in his capacity as a member of the Company’s Board of Directors.

(2)                                  Mr. Finelli became employed by us on December 1, 2003, and therefore no compensation for prior to 2003 is included.

(3)                                  Mr. Kwok became employed by us on December 1, 2003, and therefore no compensation for prior to 2003 is included.

OPTION GRANTS

During 2001, we granted to directors options to purchase 100,000 shares of common stock at exercise prices ranging from $.625 to $.781, prior to the effect of the reverse stock split approved by our stockholders on October 15, 2001. The effect of the reverse stock spit resulted in a reduction of the options to 50,000 shares at prices ranging from $1.25 to $1.562.  One of our Board of Director’s cancelled his options in 2003 which totaled 22,500 shares and returned all shares to the Company. Also during 2001, we granted options to purchase 27,500 shares of common stock to our former CEO at an exercise price of $2.05, which were not exercised and have subsequently been cancelled and returned to the Company in accordance with the 2001 plan. All options issued in 2001 were issued at prices equal to the market price on the grant dates. No options were granted in 2004, 2003 or 2002.

OPTION EXERCISES AND YEAR-END OPTION VALUES

The following table provides information about the number of shares issued upon option exercises by the Chief Executive Officer during 2001, and the value realized by the Chief Executive Officer. The table also provides information about the number and value of options held by the Chief Executive Officer at December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR-END OPTION VALUES

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of the Unexercised In-The-Money Options at Fiscal Year-End (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Finelli	—	$—	5,000	—	$4,390	$—

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

(2)                                  The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $2.44, the closing sale price per share of our common stock as reported in the OTC Bulletin Board on Wednesday, December 31, 2004. The $4,390 is calculated based on the difference between the market price of our stock at December 31, 2004 and the exercise price to the officer of $1.562.

COMPENSATION OF DIRECTORS

In previous years our policy was to pay no compensation to members of the board of directors for attending meetings of the board of directors and its committees. In 2004, the Company began a new policy of paying each board member a compensation amount of $25,000 annually. We also reimburse directors for the expenses incurred in attending meetings of the board of directors and its committees. In

June 1996, our shareholders approved a Stock Option Plan for Non-Employee Directors, which we refer to as the Director Stock Plan.  The Director Stock Plan provided for an initial grant of a non-qualified stock option for 5,000 shares of common stock to each non-employee director upon first being elected or appointed to serve on the board of directors. Messrs. Comfort, Finelli and Huff each received an initial grant of a stock option for 5,000 shares of common stock upon first being elected or appointed to serve on the board of directors during 2001.  Each option under the Director Stock Plan has an exercise price equal to the fair market value of the common stock on the grant date. These options will become exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control occurs, all stock options granted under the Director Stock Plan will become fully exercisable.  The Director Stock Plan was terminated in 2001, which had no effect on options already outstanding.

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

In 2004, we made cash payments in the amount of $25,000 each to Mr. Finelli, Mr. Huff and Mr. Nsouli in consideration of their services on the board of directors.

EMPLOYMENT CONTRACTS

Charles E. Finelli, our interim Chief Executive Officer is an employee-at-will. Mr. Finelli’s base annual salary is $50,000. The Compensation Committee may increase the base amounts at its discretion. Mr. Finelli also receives an additional $25,000 per year as compensation for services as a member of our board of directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of the our common stock as of March 4, 2005, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) the Chief Executive Officer, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to the table, to our knowledge the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Shares Beneficially Owned (1)
Name and Address**	Number	Percent
William T. Comfort III	352,267	6.1%
Charles E. Finelli (2)	5,000	*
J. Warren Huff(3)	19,000	*
Nadim Nsouli	—
All directors and the current executive officer as a group (4 persons) (4)	376,267	6.5%

*                                         Represents beneficial ownership of less than 1% of the Company’s outstanding shares of Common Stock.

**                                  The address of each reporting person is 790 Turnpike Street, North Andover, Massachusetts 01845.

(1)                                  The number of shares of common stock issued and outstanding on March 4, 2005, was 5,813,856.  The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of our common stock issued and outstanding at March 4, 2005, plus shares of our common stock subject to options held by such person at March 4, 2005, and exercisable within 60 days thereafter.  The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)                                  Consists of shares of common stock subject to stock options held by Mr. Finelli on March 4, 2005 and exercisable within 60 days thereafter.

(3)                                  Consists of shares of common stock subject to stock options held by Mr. Huff on March 4, 2005 and exercisable within 60 days thereafter.

(4)                                  Includes 24,000 shares of common stock subject to stock options held by the directors and executive officers on March 4, 2005 and exercisable within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	28,375	$0	1,600,000

Total	28,375	$0	1,600,000

The Company’s 2001 Employee, Director and Consultant Stock Plan was approved by the stockholders of the Company on October 15, 2001.  The plan reserves a total of 1,600,000 shares of our common stock for issuance under this plan.  The purpose of the plan is to encourage ownership of shares by key employees, directors and certain consultants to the Company in order to attract such people, to induce them to work for the benefit of the Company or of an affiliate and to provide additional incentive for them to promote the success of the Company or of an affiliate. The awards that may be granted under this plan include incentive stock options under section 422 of the Internal Revenue Code or non-qualified stock options.  As of December 31, 2004, all 1,600,000 shares were available to be granted under this plan.  At the time that the shareholders approved this plan, the Company’s Long-Term Incentive Stock and Directors Stock Plan was closed, and no new grants will be made to either plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees paid to PricewaterhouseCoopers LLP for services provided during fiscal years 2004 and 2003:

	2004	2003
Audit Fees (1)	$70,500	$66,062

Total	$70,500	$66,062

(1)          Represents fees for professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.

No other fees were paid to PricewaterhouseCoopers in 2004 or 2003.

Our Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent registered public accounting firm prior to engaging the auditor for that purpose.  Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings.  In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee has delegated authority to approve the audit, audit-related, tax and other services to the Audit Committee Chairman up to a certain pre-determined level as approved by the Audit Committee.  Prior to the adoption of this policy, as in the case with the services provided for fiscal 2004 and 2003, all of the services provided by our independent registered public accounting firm were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.14	—

Share Purchase Agreement, dated as of February 8, 2005, by and between the Company and Highbury House Communications plc regarding the purchase of the business publishing division of Highbury House Communications plc, filed herewith.

14	—

Ergo Science Corporation Code of Business Conduct and Ethics. Filed as Exhibit 14 to the Registrant’s Annual Report on Form 10-K (File No. 000-26988) filed with the Commission on March 30, 2004, and incorporated herein by reference.

21.1	—	Subsidiaries of registrant.
31.1	—	Rule 13a-14(a)/15d-14(a) Certification.
32.1	—	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and Commonwealth of Massachusetts on March 30, 2005.

ERGO SCIENCE CORPORATION

By:	/s/ CHARLES E. FINELLI
Charles E. Finelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ CHARLES E. FINELLI	President, Chief Executive Officer and Director	March 30, 2005
(Charles E. Finelli)	(Principal Executive and Financial Officer)

/s/ WILLIAM T. COMFORT, III	Director	March 30, 2005
(William T. Comfort, III)

/s/ J. WARREN HUFF	Director	March 30, 2005
(J. Warren Huff)

/s/ NADIM NSOULI	Director	March 30, 2005
(Nadim Nsouli)