Form 10-Q
period 2005-03-31
ERGO SCIENCE CORP /DE/
filed 2005-05-16
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At April 30, 2005 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

PART I.                  FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$26,136,046	$26,453,190
Prepaid and other current assets	61,878	10,537
Capitalized acquisition costs	779,469	—
Total current assets	26,977,393	26,463,727
Total assets	$26,977,393	$26,463,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$965,368	$408,283
Income taxes payable	94,000	94,000
Total current liabilities	1,059,368	502,283

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2005 and December 31, 2004 (liquidation preference of $12,407,054 at March 31, 2005)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued at March 31, 2005 and December 31, 2004	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(85,625,702)	(85,582,283)
Treasury stock (at cost), 1,335,722 shares at March 31, 2005 and December 31, 2004	(2,417,657)	(2,417,657)
Total stockholders’ equity	25,918,025	25,961,444
Total liabilities and stockholders’ equity	$26,977,393	$26,463,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Operating expenses:
General and administrative	$180,049	$350,163
Net operating loss	(180,049)	(350,163)
Other Income:
Interest	136,630	58,132
Net loss	$(43,419)	$(292,031)

Net Loss per common share:
Basic and Diluted	$(0.01)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856	5,813,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(43,419)	$(292,031)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	288
Changes in operating assets and liabilities:
Prepaid and other current assets	(51,341)	(62,077)
Accounts payable and accrued expenses	(205,203)	(2,288)
Income taxes payable	—	(94,000)
Net cash used in operating activities	(299,963)	(450,108)
Cash flows from investing activities:
Payments for capitalized acquisition costs	(17,181)	—
Net cash used in investing activities	(17,181)	—
Net decrease in cash and cash equivalents	(317,144)	(450,108)
Cash and cash equivalents at beginning of period	26,453,190	27,102,617
Cash and cash equivalents at end of period	$26,136,046	$26,652,509

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Basis of Presentation

The accompanying financial statements are unaudited and have been prepared by Ergo Science Corporation (“Ergo” or the “Company”) in accordance with generally accepted accounting principles.

Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2005 and 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

On April 1, 2005, the Company completed a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom, for a purchase price of GBP 12.5 million (approximately $23.395 million) (see note 6).

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three months ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2005	2004
Net loss:
As reported	$(43,419)	$(292,031)
Pro forma employee stock compensation expense	(1,055)	(2,404)
Pro forma net loss	$(44,474)	$(294,435)
Net loss per share—basic and diluted
As reported	$(0.01)	$(0.05)
Pro forma	(0.01)	(0.05)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2001
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	4.77%

No stock options were granted during the three month period ending March 31, 2005 or in the fiscal years ending December 31, 2004, 2003 or 2002.

2.                                      Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

At March 31, 2005 cash and cash equivalents were comprised of amounts held in cash money market accounts. At December 31, 2004, cash and cash equivalents were comprised primarily of investments in U.S. government obligations that mature within 90 days of purchase.

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

During the three month periods ended March 31, 2005 and 2004 options to purchase 28,375 and 129,625 shares of common stock, respectively, were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net losses incurred.

4.                                      Capitalized acquisition costs

The Company has incurred acquisition costs related to the Highbury House transaction (see note 6) of $779,469 as of March 31, 2005, which is classified as a current asset on the Company’s balance sheet as of March 31, 2005. These costs relate primarily to legal costs of approximately $700,000 and financial due diligence costs of approximately $80,000.  As of March 31, 2005, $17,000 of these costs have been paid and $763,000 remain accrued.

5.                                      New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123(R)”). SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123 (R) and will adopt it in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123. The issuance of additional stock options in the future will cause SFAS 123(R) to have a greater impact on our financial statements.

6.                                      Subsequent events

On April 1, 2005, the Company completed a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom. The purchase price of GBP 12.5 million (approximately $23.395 million) is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing.  At closing, Ergo paid Highbury House GBP 11.459 million (approximately $21.555 million), which represents the estimated amount of the final purchase price for the business after such adjustment.  Ergo funded the acquisition with its own cash and cash equivalents. The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies.  The Company has capitalized approximately $780,000 for direct costs related to the acquisition.  The Company expects to complete the purchase accounting for this acquisition, including an independent valuation of the assets and liabilities acquired, sometime in the second quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Forward-looking statements reflect Ergo’s current views with respect to future events.  Actual results may vary materially and adversely from those anticipated, believed, assumed, estimated or otherwise indicated.  Important factors that could cause actual results to differ materially include, without limitation:

•                  As we acquire the assets of Highbury House’s business to business division, there can be no assurance of the Business’ future success.  Particular risk factors include, but are not limited to:

Ergo is relying on the existing key personnel of the acquired company to continue to run the business.

The existing management of Ergo has no expertise in the publishing industry.

The acquired company’s operating units are located outside of the United States.

Current financial results of the acquired company are not indicative of future results.

The market for the acquired company’s products and services can be competitive depending on the particular sector being serviced; and

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

Overview

On February 8, 2005, the Company entered into a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom. On April 1, 2005, it completed the acquisition for a purchase price of GBP 12.5 million (approximately $23.395 million).  The purchase price is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing.  At closing, Ergo paid Highbury House GBP 11.459 million (approximately $21.555 million), which represents the estimated amount of the final purchase price for the business after such adjustment.  Ergo funded the acquisition with its own cash and cash equivalents. The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies.  The business currently operates in four divisions, which include (1) Food, Drink & Retail, (2) Transport and Industry, (3) Defense and Communications and (4) Travel. The business operates out of a 28,000 square foot facility that it owns in Swanley, Kent (United Kingdom) with approximately 240 employees.

According to its 2003 Annual Report, Highbury House “is a leading international print and online publisher of over 200 consumer, business to business and client magazines, as well as an organizer of events around the globe.” Highbury House Communications plc is listed on the FTSE Index. The business acquired includes: 13 trade names (including: Checkout; Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide; and Motor Trader); 150 domain names (including: columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 40 magazine titles (including: Motor Trader; World Fishing Magazine; Export Times; Checkout; World Travel Guide; Television World; and Electronics World); and approximately 30 exhibitions (including: European Hotel Design Awards; The International Wine & Spirit Competition; The Retail Industry Awards; Quality Food and Drinks Awards; and Europe Power Conference and Exhibition).

From November 2003 until February 2005 the Company had been reviewing and evaluating potential acquisitions.

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we would have received an additional $500,000. In accordance with the asset purchase agreement, Pliva had one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). Pliva was not able to obtain the right to the MGH Patents and therefore they shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas Holdings, Inc., to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

At our Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on our common stock (the “Transfer Restrictions”), which are contained in Article XII of the Company’s Certificate of Incorporation (the “Certificate”).  The Transfer Restrictions were implemented on October 19, 2001 to preserve certain valuable tax benefits (the “Tax Benefits”) to which the Company is entitled.

Effective May 11, 2005, the board of directors (the “Board”) of the Company, acting by unanimous consent ( the “Unanimous Consent”), and taking into consideration that the Tax Benefits will not begin to expire until 2008, that the Company’s ability to retain the Tax Benefits is subject to limitations resulting from, among other things, an ownership change (an “Ownership Change”) as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended from time to time, or any successor statute (collectively, the “Code”), that the value of the Tax Benefits could be reduced if an Ownership Change occurs, and that the Transfer Restrictions likely decrease the possibility of an Ownership Change, determined (the “Determination”) that modifying the definition of “Expiration Date” set forth in Article XII.(1) of the Certificate and extending that date through 2007 was in the best interests of the Company and both reasonably necessary and desirable to preserve the Tax Benefits.

As a result of the Determination, the Board modified the text of Article XII.(1) of the Certificate to read as follows:

the following restrictions shall apply until the earlier of (x) the day after the sixth (6th) anniversary of the effective time of the merger of the Corporation's parent corporation, a Delaware corporation, with and into the Corporation pursuant to Section 253 of the Delaware General Corporation Law (the “Merger”), (y) the repeal of Sections 382 of the Code if the board of directors determines that the restrictions in this Article XII are no longer necessary for the preservation of the Tax Benefits, and (z) the beginning of a taxable year of the Corporation to which the board of directors determines that no Tax Benefits may be carried forward, unless the board of directors shall fix an earlier or later date in accordance with Section 5 of this Article XII (the date on which the restrictions of this Article XII expire hereunder is sometimes referred to herein as the “Expiration Date.”)

The day after the sixth anniversary of the effective time of the Merger is October 20, 2007.  Additionally, the Board extended the Expiration Date until October 16, 2007.

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

Results of Operations

For the Three Months Ended March 31, 2005 and 2004

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses decreased from $350,163 to $180,049 for the three month periods ended March 31, 2004 and 2005, respectively. The decrease in 2005 of approximately $170,000 was primarily due to decreases in legal costs of $151,000, insurance expenses of $9,000 and travel of $10,000. The decrease in legal fees is due to a reduction in activity incurred by the Company in non-acquisition related areas. The decrease in insurance expense of $9,000 is related to reductions on premiums for the Company’s insurance policies. The decrease in travel costs reflects a general decrease in travel.

Interest income increased from $58,132 to $136,630 for the three month periods ended March 31, 2004 and 2005, respectively. The increase is due primarily to a general increase of market interest rates.

Net loss decreased from $292,031 to $43,419 for the three month periods ended March 31, 2004 and 2005, respectively. The decrease in net loss is due to a decrease in general and administrative costs incurred by the Company and an increase in interest income.

Liquidity and Capital Resources

Resources

Although not occurring during the three months ended March 31, 2005, as part of the acquisition of the business to business division of Highbury House on April 1, 2005, the Company used $21,555,267 of its own cash to complete the transaction. The Company has also incurred approximately $800,000 of transaction costs which are expected to be paid in the second quarter.  As of April 30, 2005, the Company had $4,525,000 of cash and cash equivalents.

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

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. Upon the occurrence of certain events outlined in the asset purchase agreement, we would have received an additional $500,000. In accordance with the asset purchase agreement, Pliva had one year from the closing date to obtain the right to certain patents from Massachusetts General Hospital (“MGH Patents”). Pliva was not able to obtain the right to the MGH Patents and therefore they shall retain the additional $500,000 and shall have no further obligation to pay that amount to us. In addition, Pliva has assumed our future obligations under the LSU Royalty agreement.  Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas Holdings, Inc., to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the Food and Drug Administration.

Cash and cash equivalents were $26,136,046 and $26,453,190 at March 31, 2005 and December 31, 2004, respectively.  The overall decrease in cash and cash equivalents at March 31, 2005 was due to cash payments made by the Company during the ordinary course of business.

Cash used in operating activities was $299,963 and $450,108 for the three-month periods ended March 31, 2005 and 2004, respectively. The decrease is cash used for operating activities was primarily due to decreased spending for legal fees of approximately $133,000.

The Company made cash payments in the first quarter of the current fiscal year and the prior fiscal year in the amount of $65,000 and $85,000, respectively, for the annual premiums for its Directors and Officers insurance policy.

Cash used in investing activities was $17,181 for the three-month period ending March 31, 2005, which represents payments for acquisition costs related to Highbury House.

Our only source of cash in the three months ended March 31, 2005 was interest income of $136,630 generated by our investment of cash and cash equivalents in government obligations. This amount will decrease significantly in future periods since the Company used most of its existing cash to acquire the business to business division of Highbury House on April 1, 2005.

Our use of cash has fluctuated significantly from quarter to quarter and we anticipate that this pattern may continue in the foreseeable future.

Requirements

Although not occurring during the three months ended March 31, 2005, our primary use of cash in 2005 has been for the acquisition of the business to business division of Highbury House. The Company’s cash position after the acquisition was approximately $4.5 million prior to paying transaction costs, which are estimated to be approximately $800,000. Prior to 2005, our primary use of cash had been in general and administrative expenses and in evaluating and implementing strategic alternatives. Prior to March 2001 our primary use of cash was in operating activities to fund research and development, including preclinical studies and clinical trials. In addition, we purchased 1,335,722 shares of our common stock on August 1, 2003, from our then-largest stockholder, Court Square Capital Limited, for $2,417,657.

We expect that cash generated from our newly acquired operating business will fund our current operations for at least the next 12 months. In the event that the Company purchases an additional business, we may require additional capital to complete the acquisition.

The Company’s cash balance after the acquisition of the business to business division of Highbury House was approximately $4.6 million. The cash balance will decrease by approximately $800,000 upon the payment of the transaction costs associated with this acquisition.

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

New Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123(R)”). SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. We are still evaluating the transition provisions allowed by SFAS No. 123 (R) and will adopt it in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123. The issuance of additional stock options in the future will cause SFAS 123(R) to have a greater impact on our financial statements.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the Company’s exposure to market risk from December 31, 2004.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2005, Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on these evaluations, he believes that:

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during our quarterly period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

None.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	May 16, 2005

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

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

10.14

Share Purchase Agreement, dated as of February 8, 2005, by and between the Company and Highbury House Communications plc regarding the purchase of the business publishing division of Highbury House Communications plc,. Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 000-26988) filed with the Commission on March 30, 2005, and incorporated herein by reference.

14

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