Form 10-Q
period 2005-06-30
ERGO SCIENCE CORP /DE/
filed 2005-08-19
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 8, 2005 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005 and the Nexus Media (Predecessor) Balance Sheet as of December 31, 2004

Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2005 and the Nexus Media (Predecessor) Statements of Operations for the three months ended March 31, 2005 and the three and six months ended June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2005 and the Nexus Media (Predecessor) Statements of Cash Flows for the three months ended March 31, 2005 and the six months ended June 30, 2004

Unaudited Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities
ITEM 4.	Submission of Matters to a Vote of Security Holders
ITEM 5.	Other Information
ITEM 6.	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Ergo	Predecessor Nexus Media
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$6,313,986	$1,710,235
Trade receivables (net of allowance of doubtful accounts at June 30, 2005: $55,411 and December 31, 2004: $276,000)	5,249,052	6,851,599
Inventory	382,820	554,818
Deferred taxes	—	422,836
Prepaid and other current assets	4,423,127	1,766,037
Total current assets	16,368,985	11,305,525
Property & equipment, net	3,920,961	4,217,589
Intangible assets, net	6,748,592	7,146,680
Goodwill	10,783,438	16,368,388
Receivable from Highbury House plc	—	50,903,501
Total assets	$37,821,976	$89,941,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,851,543	$4,114,947
Accrued expenses and deferred revenue	11,424,097	6,462,697
Other creditors	681,932	426,793
Payable to Highbury House plc	—	3,413,116
Income taxes payable	94,000	—
Total current liabilities	14,051,572	14,417,553

Other long-term liabilities (Highbury House plc)	—	32,035,520
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
6,903 shares of Series D preferred stock issued and outstanding at June 30, 2005 (liquidation preference of $12,592,252 at June 30, 2005)	4,306,520	—
Common stock, $.01 par value, 50,000,000 shares authorized;
7,149,578 shares issued at June 30, 2005	71,496	—
Additional paid-in capital	111,880,321	—
Cumulative dividends on preferred stock	(2,296,953)	—
(Accumulated deficit) retained earnings	(86,718,988)	—
Treasury stock (at cost), 1,335,722 shares at June 30, 2005	(2,417,657)	—
Cumulative translation adjustment	(1,054,335)	—
Owners’ net investment	—	43,488,610
Total stockholders’ equity	23,770,404	43,488,610
Total liabilities and stockholders’ equity	$37,821,976	$89,941,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Predecessor
	Ergo	Nexus Media	Nexus Media	Nexus Media
	Three months ended June 30, 2005	Three months ended March 31, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004

Net revenues	$8,403,095	$6,584,877	$9,196,130	$16,868,601
Cost of revenues	5,892,227	6,048,974	6,081,615	12,275,584
Gross profit	2,510,868	535,903	3,114,515	4,593,017

Operating expenses:
General and administrative	3,124,413	1,648,391	2,113,186	4,059,461
Amortization of intangibles	51,967	52,951	50,598	102,077
Impairment of intangibles	—	—	49,694	100,253
Total operating expenses	3,176,380	1,701,342	2,213,478	4,261,791
Net operating (loss) income	(665,512)	(1,165,439)	901,037	331,226
Other Income:
Interest income	28,328	69,971	56,380	113,742

Net (loss) income before taxes	(637,184)	(1,095,468)	957,417	444,968
Income tax expense (benefit)	456,102	(80,639)	324,843	169,377
Net (loss) income	$(1,093,286)	$(1,014,829)	$632,574	$275,591

Loss per common share:
Basic and Diluted	$(0.19)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Predecessor
	Ergo Science Consolidated Three months ended June 30, 2005	Nexus Media Three months ended March 31, 2005	Nexus Media Six months ended June 30, 2004
Net cash provided by (used in) operating activities	2,296,849	(1,575,574)	(22,690)
Cash flows from investing activities:
Purchase of property and equipment	(4,697)	(112,438)	(238,702)
Proceeds on disposal of property and equipment	—	—	72,448
Acquisition of Nexus Media	(22,032,581)	—	—
Net cash used in investing activities	(22,037,278)	(112,438)	(166,254)
Net decrease in cash and cash equivalents	(19,740,429)	(1,688,012)	(188,944)
Effect of exchange rates on cash and cash equivalents	(81,631)	(22,223)	13,263
Cash and cash equivalents at beginning of period	$26,136,046	$1,710,235	$733,879
Cash and cash equivalents at end of period	$6,313,986	$—	$558,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Nature of Operations

Ergo Science Corporation (the “Company” or “Ergo”) acquired the business to business publishing division (“Bcom” or “Nexus Media Communications” or “Nexus Media”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom on April 1, 2005. The purchase price of GBP 12.5 million (approximately $23.395 million) was subject to a post-closing adjustment based on the actual working capital of Nexus Media on the date of the closing.  At closing, the Company paid Highbury House GBP 11.459 million (approximately $21.555 million), which represented the estimated amount of the final purchase price for Nexus Media after such adjustment. The working capital adjustment was determined to be GBP 464,000 (approximately $873,000) favorable to the Company with this additional amount to be received sometime in the third quarter. As of June 30, 2005, the Company had paid a total $22,032,581 related to the Nexus Media acquisition, which includes $477,000 in capitalized acquisition costs. The acquisition was funded by the Company with its own cash and cash equivalents. Nexus Media, comprising eight wholly-owned subsidiaries provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

Nexus Media’s business includes: 13 trade names (including: Checkout; Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide; and Motor Trader); 150 domain names (including: columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 45 magazine titles (including: Motor Trader; World Fishing Magazine; Export Times; Checkout; World Travel Guide; Television World; and Electronics World); and approximately 35 exhibitions (including: European Hotel Design Awards; The International Wine & Spirit Competition; The Retail Industry Awards; Quality Food and Drinks Awards; and Europe Power Conference and Exhibition).

Nexus Media operates its magazines, events and other publications under the following legal entities:

•      Nexus Business Communications Limited

•      Nexus Business Media Limited

•      Nexus Media Communications Limited

•      Columbus Travel Publishing Limited

•      Harpers Wines & Spirits Limited

•      The International Wine and Spirit Competition Limited

•      Nexus Commercial Media Limited

•      Nexus Business Limited

2.             Basis of Presentation

The acquisition of Nexus Media by Ergo is being treated as a purchase business combination for accounting purposes. In accordance with Rule 405 of Securities and Exchange Commission (“SEC”) Regulation C, the historical statements of Nexus Media have become the historical financials statements of Ergo, the registrant. As such, for comparative and presentation purposes, this Form 10-Q includes a condensed consolidated balance sheet (Ergo and Nexus Media) as of June 30, 2005 and a Nexus Media stand alone combined balance sheet as of December 31, 2004. The statement of operations includes a consolidated statement for the three months ended June 30, 2005 (Ergo and Nexus Media) and for comparative purposes includes the Nexus Media stand alone combined statement of operations for the three and six months ended June 30, 2004 and the three months ended March 31, 2005. The statement of cash flows includes a consolidated statement (Ergo and Nexus Media) for the three months ended June 30, 2005 and for comparative purposes includes the Nexus Media stand alone combined statement of cash flows for the three months ended March 31, 2005 and the Nexus Media stand alone combined statement of cash flows for the six months ended June 30, 2004.

Nexus Media was not a legal entity. Therefore the combined financial statements of Nexus Media have been derived from the aggregation of the financial information of the individual businesses that comprise Nexus Media and the accounting records of Highbury House. Accordingly, stockholders’ equity represents Highbury House’s net investment in Nexus Media and is described as “Owners’ net investment”.

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and SEC regulations for interim financial information. Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2005 and 2004.

In the opinion of the Company, results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements of Nexus Media (Bcom) for the year ended December 31, 2004, which are contained in Form 8-K/A filed with the Securities and Exchange Commission on June 17, 2005.

Revenue recognition

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  Business publication revenue and pre-publication costs are recognized on the mailing date of the publication.  Similarly Competition or Event revenue is recognized on the date the actual event takes place.  Any income received or costs incurred are deferred until such dates.  Subscription revenue is recognized over the period of the subscription.

Cost recognition

Direct and incremental magazine costs are deferred until the magazines are mailed to the customer, at which point they are expensed in the income statement.  Direct and incremental event costs, such as event prepayments and salary costs, are deferred until the date on which the event commences and are then expensed in the income statement. Where it is anticipated that an event will be loss making, the total anticipated loss on the event is recognized when management consider a loss likely.

3.             Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three months ended June 30, 2005.would have been increased to the pro forma amounts indicated below:

Three months ended June 30, 2005
Net loss:
As reported	$1,093,286
Stock-based compensation included in reported net loss, net of related tax	—
Pro forma employee stock compensation expense	4,286
Pro forma net loss	$1,097,572
Net loss per share—basic and diluted
As reported	$0.19
Pro forma	0.19

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	6.0%

During the three month period ending June 30, 2005, the Company granted 22,500 stock options to a director of the Company at the current fair market value on the date of the grant.  Those options vest annually over a five year period.

4.             Acquisition of Nexus Media Communications

As discussed in Note 1, on April 1, 2005 the Company acquired Nexus Media Communications from Highbury House.

The preliminary purchase price allocation is approximately as follows:

Description	April 1, 2005
Assets:
Trade receivables	$5,028,628
Inventory	691,129
Other current assets	3,158,837
Property and equipment	4,196,130
Goodwill	11,354,786
Trademarks and intangible assets	7,149,215
Total assets acquired	$31,578,725
Liabilities:
Accounts payable	$1,723,615
Deferred revenue and accrued expenses	8,532,239
Total liabilities	10,255,854
Net assets acquired	$21,322,871

Represented by:
Cash paid at closing	$21,555,267
Acquisition costs	640,604
Working capital adjustment to be refunded	(873,000)
$21,322,871

The unaudited pro forma financial information in the table below summarizes the combined results of Nexus Media and Ergo for the six month period ended June 30, 2005 and the three and six month periods ended June 30, 2004 as though the companies had been combined as of the beginning of January 2004. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

	Six months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004

Revenue	$14,987,972	$9,196,130	$16,868,601
Net (loss) income	(2,151,534)	456,236	(192,778)
(Loss) earnings per common share	$(0.37)	$0.08	$(0.03)

5.             Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2005 and December 31, 2004 were comprised of amounts held in cash and money market accounts.

6.             Non cash transactions

During the three months ended March 31, 2005, Nexus Media entities declared two dividends totaling £14,920,567 (approx. $28,216,000).  The balance with Highbury House group companies as at March 31, 2005, including this amount, was settled as part of the acquisition by Ergo.

In the three months ended March 31, 2005, Nexus Media made a profit of £4,564,475 on the sale by a Nexus Media entity of Highbury Nexus Special Interests Limited. This has been accounted for as a capital contribution through Additional Paid In Capital and the resulting balance with Highbury House was also settled on the acquisition.

7.             Net Loss Per Common Share

Basic earnings/loss per common share is computed by dividing net income/loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus all potentially dilutive securities, such as stock options.

During the three months ended June 30, 2005, options to purchase 50,875 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price range for the excluded 50,875 shares was $1.56 - $13.42.

Earnings/loss per share is not calculated for the predecessor periods since the predecessor did not comprise a legal group but was part of a larger entity, Highbury House, with no outstanding shares of its own on which EPS could be calculated. Furthermore the acquisition was financed by cash rather than the issuance of common shares.

8.             Comprehensive (loss) income:

The following table shows the computation of comprehensive (loss) income:

		Predecessor
	Ergo	Nexus Media	Nexus Media	Nexus Media
	Three months ended June 30, 2005	Three months ended March 31, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004
Net (loss) income	$(1,093,286)	$(1,014,829)	$632,574	$275,591
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,054,335)	(358,920)	(605,759)	(586,883)
Total comprehensive (loss) income	$(2,147,621)	$(1,373,749)	$26,815	$311,292

9.             Income taxes

The provision for taxes based on income for the three months ended June 30, 2005, the three months ended March, 31, 2005 and the three and six months ended June 30, 2004 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective tax rate of approximately 25% for the period ending December 31, 2005.

Income tax expense was $456,102 in the three months ended June 30, 2005 as the deferred tax asset in Nexus Media that was recorded as of March 31, 2005 was provided against. This resulted from the issuance of unsecured 10% fixed rate loan notes of Nexus Holdings Limited to Ergo of £10 million post acquisition. As a result of the interest on the notes, the recovery of the asset is no longer estimated to be more likely than not.

10.          Recently Issued But Not Yet Adopted Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123 (“SFAS No. 123(R)”). SFAS No. 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. The Company is still evaluating the transition provisions allowed by SFAS No. 123 (R) and will adopt it in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123. The issuance of additional stock options in the future will cause SFAS 123(R) to have a greater impact on our financial statements.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements and footnotes of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2004, and of Nexus Media, included in the Company’s Current Report on Form 8-K/A filed on June 17, 2005.  The results of operations may change materially from the historical results of operations reflected in the historical financial statements of Ergo or Nexus Media.

Overview

Ergo Science Corporation (the “Company” or “Ergo”) acquired (the “Acquisition”) the business to business publishing division (“Bcom” or “Nexus Media Communications” or “Nexus Media”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom on April 1, 2005. The purchase price of GBP 12.5 million (approximately $23.395 million) was subject to a post-closing adjustment based on the actual working capital of Nexus Media on the date of the closing.  At closing, the Company paid Highbury House GBP 11.459 million (approximately $21.555 million), which represented the estimated amount of the final purchase price for Nexus Media after such adjustment. The working capital adjustment was determined to be GBP 464,000 (approximately $873,000) favorable to the Company with this additional amount to be received sometime in the third quarter. As of June 30, 2005, the Company had paid a total $22,032,581 related to the Acquisition, which includes $477,000 in capitalized acquisition costs. The Acquisition was funded by the Company with its own cash and cash equivalents. Nexus Media, comprising eight wholly-owned subsidiaries, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

Nexus Media’s business includes: 13 trade names (including: Checkout; Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide; and Motor Trader); 150 domain names (including: columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 45 magazine titles (including: Motor Trader; World Fishing Magazine; Export Times; Checkout; World Travel Guide; Television World; and Electronics World); and approximately 35 exhibitions (including: European Hotel Design Awards; The International Wine & Spirit Competition; The Retail Industry Awards; Quality Food and Drinks Awards; and Europe Power Conference and Exhibition).

At Ergo’s Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on its common stock (the “Transfer Restrictions”), which are contained in Article XII of the Company’s Certificate of Incorporation (the “Certificate”).  The Transfer Restrictions were implemented on October 19, 2001 to preserve certain valuable tax benefits (the “Tax Benefits”) to which the Company is entitled.

Effective May 18, 2005, the board of directors (the “Board”) of the Company, acting by unanimous consent (the “Unanimous Consent”), and taking into consideration that the Tax Benefits will not begin to expire until 2008, that the Company’s ability to retain the Tax Benefits is subject to limitations resulting from, among other things, an ownership change (an “Ownership Change”) as defined in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended from time to time, or any successor statute (collectively, the “Code”), that the value of the Tax Benefits could be reduced if an Ownership Change occurs, and that the Transfer Restrictions likely decrease the possibility of an Ownership Change, determined (the “Determination”) that modifying the definition of “Expiration Date” set forth in Article XII.(1) of the Certificate and extending that date through 2007 was in the best interests of the Company and both reasonably necessary and desirable to preserve the Tax Benefits.

As a result of the Determination, the Board modified the text of Article XII. (1) of the Certificate to read as follows:

the following restrictions shall apply until the earlier of (x) the day after the sixth (6th)  anniversary of the effective time of the merger of the Corporation’s parent corporation, a Delaware corporation, with and into the Corporation pursuant to Section 253 of the Delaware General Corporation Law (the “Merger”)  (y) the repeal of Section 382 of the Code if the board of directors determines that the restrictions in this Article XII are no longer necessary for the preservation of the Tax Benefits, and (z)

the beginning of a taxable year of the Corporation to which the board of directors determines that no Tax Benefits may be carried forward, unless the board of directors shall fix an earlier or later date in accordance with Section 5 of this Article XII (the date on which the restrictions of this Article XII expire hereunder is sometimes referred to herein as the “Expiration Date.”)

The day after the sixth anniversary of the effective date of the merger is October 20, 2007. Additionally, the Board extended the Expiration Date until October 20, 2007.

Risk Factors

The market for Nexus Media’s products and services is competitive.

The competition for Nexus Media’s products and services is highly fragmented by product offering and by geography. On a global level, larger international firms operate in many geographic markets and have broad product offerings in trade shows, conferences, publications and direct marketing products and other.

Within each particular industry sector, Nexus Media also competes with a large number of small to medium-sized firms. While most small to medium-sized firms operate in a single geographic market or industry sector, in some cases, its competitors operate in several geographic markets and/or industry sectors. Its trade shows and conferences compete with trade associations and, in several markets, with exposition hall owners and operators. Its publications typically have between two and five direct competitors that target the same industry sector, and it also has many indirect competitors that define niche markets differently than it does and thus may provide alternatives for readers and/or advertisers.

Nexus Media has not previously acted as a stand-alone company.

Nexus Media has no history of operating as a stand-alone company, and it may be unable to make the changes necessary to operate as a stand-alone company, or it may incur greater costs as a stand-alone company that may cause its profitability to decline.  Nexus Media has been operated by Highbury House as a division of its broader publishing organization rather than as a separate stand-alone company.  Highbury House assisted Nexus Media by performing various corporate functions, including public relations, employee relations, financing and legal and tax functions.  Following the Acquisition, Highbury House has no obligation to provide these functions to Nexus Media.  If Nexus Media does not have in place its own systems and business functions or if it does not have agreements with other providers of these services, Nexus Media may not be able to effectively operate its business and its profitability may decline.

Trade Show exhibit space and ad pages could decline as a result of an economic slowdown in the United Kingdom, future terrorist attacks, or geopolitical concern.

Nexus Media’s customers typically reduce their marketing and advertising budgets during a general economic downturn or a recession in the United Kingdom or in any other market where Nexus Media conducts a significant amount of business.  The longer a recession or economic downturn continues the more likely it becomes that Nexus Media’s customers may significantly reduce their marketing and advertising budgets.  Any material decrease in marketing budgets could reduce the demand for exhibition space and also reduce attendance at Nexus Media’s trade shows and conferences.  In addition, any material decrease in advertising budgets could reduce the demand for advertising space in Nexus Media’s publications.  As a result, Nexus Media’s revenue and its cash flow from operations could decrease significantly.  In addition, Nexus Media’s integrated marketing strategy could be materially adversely affected if advertising revenue cannot support one or more of its important publications or if declines in its customers’ marketing and advertising budgets require it to discontinue one or more of its important trade shows or conferences.

Further terrorist attacks and continued geopolitical concern (including conflict in the Middle East) may significantly affect Nexus Media’s future results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, trade shows due to travel fears, (2) further reduction in economic activity and a related reduction in marketing expenditures on publications or trade shows, or (3) other circumstances that could result from these or subsequent attacks.

Nexus Media depends on securing desirable dates and locations for its trade shows and conferences, which it may not be able to secure.

The date and location of a trade show or a conference can impact Nexus Media profitability and prospects.  The market for desirable dates and locations is highly competitive.  If Nexus Media cannot secure desirable dates and locations for its trade shows and conferences, profitability and future prospects would suffer, and its financial condition and results of operations would be materially adversely affected.  In general, Nexus Media maintains multi-year reservations for its trade shows and conferences.  Consistent with industry practice, it does not pay for these reservations, and these reservations are not binding on the facility owners until Nexus Media executes a contract with the owner.  Nexus Media typically signs contracts that guarantee the right to venues or dates for only one year.  Therefore, multi-year reservations may not lead to binding contracts with facility owners.  In addition, because trade shows and conferences are held on pre-scheduled dates at specific locations, the success of a particular trade show or conference depends upon events outside Nexus Media’s control, such as natural catastrophes, labor strikes and transportation shutdowns.

Nexus Media’s trade shows, conferences and publishing revenues vary due to the movement of annual events or publication mailing dates and the timing of its customers’ product launches.

Nexus Media’s trade shows, conferences and publishing revenues are seasonal, due primarily to the timing of its large trade shows and conferences and the mailing dates of its magazines and industry directories. Because event revenues are recognized when a particular event is held and publication revenues are recognized in the month publications are mailed, Nexus Media may also experience fluctuations in quarterly revenues based on the movement of annual events or mailing dates from one quarter to another.

In addition, Nexus Media’s trade show and conference revenues may fluctuate from period to period based on the spending patterns of its customers. Many of its large customers concentrate their trade show participation around major product launches. Because it cannot always know or predict when its large customers intend to launch new products, it is difficult to anticipate any related fluctuations in trade show and conference revenues.

Nexus Media depends in part on new product introductions, and the process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly.

Nexus Media’s success depends in part upon ability to monitor rapidly changing market trends and to adapt events and publications to meet the evolving needs of existing and emerging target audiences. Future success will depend in part on Nexus Media’s ability to continue to adapt existing events and publications and to offer new events and publications by addressing the needs of specific audience groups within its target markets. The process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly.  Nexus Media generally incurs initial operating losses when it introduces new events and publications.  Efforts to introduce new events or publications may not ultimately be successful or profitable. In addition, costs related to the development of new events and publications are accounted for as expenses, so year-to-year results may be materially adversely affected by the number and timing of new product launches.

Nexus Media’s overall operations may be adversely affected by risks associated with international operations.

Nexus Media’s primary operations are in the United Kingdom. The following risks in international markets could have a material adverse effect on Nexus Media’s future international operations and, consequently, on its business, results of operations and financial condition:

•              general economic and political uncertainties and potential for social unrest;

•              limitations on our ability to enforce legal rights and remedies;

•              state-imposed restrictions on the repatriation of funds; and

•              potentially adverse tax consequences.

Reliance on principal vendors could adversely affect business.

Nexus Media relies on principal vendors (principally paper and print vendors and distributors) and their ability or willingness to sell products to it on favorable price and other terms. Many factors outside of Nexus Media’s control may harm these relationships and the ability or willingness of these vendors to sell these products to it on such terms.  If any of its principal vendors discontinues or temporarily terminates its services and it is unable to find adequate alternatives, Nexus Media may experience increased prices, interruptions and delays in services. These factors could adversely affect business.

Increases in paper or postage costs could cause Nexus Media’s expenses to increase and may adversely affect business.

Paper and postage are necessary expenses relating to print products and magazine distribution. Significant increases in paper prices or in postage prices may have an adverse effect on business. Nexus Media does not use forward contracts, and all of its paper supply vendor arrangements provide for price adjustments to reflect prevailing market prices. If Nexus Media cannot pass significant increases in paper and postage costs through to its customers, its financial condition and results of operations could be materially adversely affected.

Nexus Media may not be able to protect its intellectual property.

Nexus Media relies on copyright and trademark rights to protect its publishing products. Effective trademark and copyright protection may be unavailable or limited, or Nexus Media may not have applied for such protection in the United States or abroad. In addition, Nexus Media has been, and may in the future be, notified of claims that its publishing products may infringe trademarks, copyrights, patents and/or other intellectual property rights of others. Such claims, including any related litigation, could result in significant expense to Nexus Media and adversely affect its cash flow, whether or not such litigation is resolved in its favor.

Results of Operations

Prior to the acquisition of Nexus Media on April 1, 2005, the Company had no trading operations, having sold its previous operations in November 2003.  As a result, Nexus Media is considered to be the predecessor.  To assist in the understanding of the results of operations of the Company, management have presented supplemental historical results of Nexus Media.  For the purpose of management’s discussion and analysis of financial condition and results of operations, management have combined the Company’s results for the three months ended June 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the results of Nexus Media for the six months ended June 30, 2005.  The table is found preceding the discussion of the results of operations for the six months ended June 30, 2005.  Management believes that this provides the most meaningful analysis of the Company’s results for the six months ended June 30, 2005.

For the Three Months Ended June 30, 2005 and 2004

Revenue. Revenue decreased to $8,403,095 from $9,196,130 for the three month period ended June 30, 2005 compared with the same period in 2004.  The decrease of approximately $800,000, which is substantially all volume-related rather than price-related, was primarily the result of declines in both advertising revenue of $1,000,000 and subscription revenue of $300,000, offset by increases principally in event revenue of $500,000. The Nexus Media Communications revenue is approximately 52% from advertising in 2004. Management has been transitioning the core business revenue towards revenue from events, sponsorships and on-line advertising.  Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.  This trend is part of the current general market conditions in the business to business media sector.

Gross profit decreased to 30% from 34% for the three months period ended June 30, 2005 compared with the same period in 2004.  The decrease is due to new events which traditionally have resulted in smaller margins during their first year. Gross profit typically increases during succeeding years. Gross profit can be volatile during the year as the timing and frequency of events can change and vary quarter by quarter.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $3,124,413 from $2,113,186 for the three month period ended June 30, 2005 compared with the same period in 2004.  The increase of approximately $1,000,000 represents increased costs as a result of the separation of Nexus Media from its former parent company, Highbury House and increased costs due to fulfilling requirements necessary as a result of being acquired by a US public company of approximately $930,000 and expenses from Ergo Science totaling $176,000 offset by $170,000 of costs savings, primarily recharges from Highbury House in 2004.

Net (loss) income decreased to ($1,093,286) from $632,574 for the three month periods ended June 30, 2005 and 2004, respectively. The increase in net loss of approximately 1,725,860 is attributable to decreases in revenue as well as increases in general and administrative expenses. Income tax expense was $456,102 in the quarter as the deferred tax asset in Nexus Media was provided against since, following  the issuing of unsecured 10% Fixed Rate loan notes of Nexus Holdings Limited to Ergo of £10,100,000, the recovery of this asset is no longer more likely than not.

For the Six Months Ended June 30, 2005 and 2004

Statement of Operations (Summary):

	Ergo Consolidated	Predecessor Nexus Media
	Three months ended June 30, 2005	Three months ended March 31, 2005	Combined Total

Net revenues	$8,403,095	$6,584,877	$14,987,972
Cost of revenues	5,892,227	6,048,974	11,941,201
Gross profit	2,510,868	535,903	3,046,771

Operating expenses	3,176,380	1,701,342	4,877,722

Interest income	28,328	69,971	98,299

Net income (loss) before taxes	(637,184)	(1,095,468)	(1,732,652)
Income tax expense (benefit)	456,102	(80,639)	375,463
Net income (loss)	$(1,093,286)	$(1,014,829)	$(2,108,115)

Revenue. Revenue decreased to $14,987,972 from $16,868,601 for the six month period ended June 30, 2005 compared with the same period in 2004.  The decrease of approximately $1,880,000, which is substantially all volume-related rather than price-related, was primarily the result of declines in both advertising revenue of $2,100,000 and subscription revenue of $500,000, offset by increases in event revenue of $720,000.  The Nexus Media Communications revenue is approximately 52% from advertising in 2004. Management has been transitioning the core business revenue towards revenue from events, sponsorships and on-line advertising.  Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and subscription revenue bases.  This trend is part of the current general market conditions in the business to business media sector.

Gross profit decreased to 20% from 27% for the six months period ended June 30, 2005 compared with the same period in 2004.  The decrease is due to new events which traditionally have resulted in smaller margins during their first year. Gross profit typically increases during subsequent years of an event.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $4,877,722 from $4,059,461 for the six month period ended June 30, 2005 compared with the same period in 2004.  The increase of approximately $820,000 represents increased costs as a result of the separation of Nexus Media from its former parent company, Highbury House and increased costs due to increased compliance requirements necessary as a result of being acquired by a US public company.

Net (loss) income decreased to $(2,108,115) from $275,591 for the six month period ended June 30, 2005 compared with the same period in 2004.  The increase in net loss of approximately $2,383,706 is attributable to decreases in revenue, decreases in gross profit and increases in general and administrative expenses. Income tax expense was $456,102 in the quarter as the deferred tax asset in Nexus Media was provided against since, following  the issuing of unsecured 10% Fixed Rate loan notes of Nexus Holdings Limited to Ergo of £10,100,000 (approximately $18,109,000), the recovery of this asset is no longer more likely than not.

Liquidity and Capital Resources

For the reasons outlined above, for the purpose of management’s discussion and analysis of liquidity and capital resources, in the table below management have combined the Company’s cash flows for the three months ended June 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the cash flows of Nexus Media for the six months ended June 30, 2004.  Management believes that this provides the most meaningful analysis of the Company’s cash flows for the six months ended June 30, 2005.

Statement of Cash Flows (Summary):

	Ergo Consolidated Three months ended June 30, 2005	Predecessor
		Nexus Media Three months ended March 31, 2005	Combined Total

Net cash provided by (used in) operating activities	$2,296,849	$(1,575,574)	$721,275
Net cash (used in) investing activities	(22,037,278)	(112,438)	(22,149,716)
Net decrease in cash and cash equivalents	(19,740,429)	(1,688,012)	(21,428,441)
Effect of exchange rates on cash and cash equivalents	(81,631)	(22,223)	(103,854)

Cash and cash equivalents at beginning of period	26,136,046	1,710,235	27,846,281
Cash and cash equivalents at beginning of period	$6,313,986	—	$6,313,986

Resources

On April 1, 2005, the Company used $21,555,267 of its own cash to complete the transaction of acquiring Nexus Media. The Company also incurred approximately $640,000 of transaction costs related to the acquisition, of which $477,000 was paid as of June 30, 2005. As of June 30, 2005, the Company had $6,313,986 of cash and cash equivalents.

The Company’s UK subsidiary, Nexus Media Communications Limited has a net overdraft facility of £2 million (approximately $3.8 million) bearing interest at 2% above base rate, the term of which is 364 days from March 29, 2005 although the facility will remain on demand.  The amount drawn-down on the facility is required to be covered by good trade debtors of less than 90 days at all times.  There is no outstanding balance drawn down on this facility as of June 30, 2005.

Cash provided by (used in) operating activities was $2,296,849 for the three month period ended June 30, 2005 compared to $(135,280) for the three-month period ended June 30, 2004.  Working capital usage improved in both 2004 and 2005 as would be expected for the cyclical nature of this business.  Cash inflows increased in the quarter as a result of cash received in advance for the major events that are scheduled to occur in the second half of this fiscal year. In 2004 this favorable movement was masked since working capital was managed by Highbury House.

Cash provided by (used in) operating activities was $721,275 for the six-month period ended June 30, 2005 compared to $(22,690) for the six-month period ended June 30, 2004.  Working capital usage improved in both 2004 and 2005 as would be expected for the cyclical nature of this business.  Cash inflows increased in the six month period as a result of cash received in advance for the major events that are scheduled to occur in the second half of this fiscal year. In 2004 this favorable movement was masked since working capital was managed by Highbury House.

Net cash used in investing activities was $22,149,716 constituting the $22,032,581 acquisition of the Nexus Media business and $117,135 of capital spend.

The Group’s use of cash has fluctuated significantly principally due to the timings of events with revenue being received in cash prior to related creditors being incurred or settled.  It is anticipated that this pattern may continue in the foreseeable future.

Requirements

The Company expects that cash generated from our newly acquired operating business will fund our current operations for at least the next 12 months. In the event that the Company purchases an additional business, the Company may require additional capital to complete the acquisition.

The Company cannot pay dividends on our common stock without first obtaining the written consent of the holders of a majority of our outstanding series D exchangeable preferred stock.

Recently Issued But Not Yet Adopted Accounting Pronouncements

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

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

The Company’s operations are conducted principally in the United Kingdom and most of the entities in the group have a functional currency of British Pounds.

There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income. These are discussed more fully below.

Transaction risks

Transactions in currencies other than the functional currency are translated at either the exchange rate in effect at the end of the month in which the transaction occurs or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as Nexus Media Communications.

Nexus Media’s cash balances consist of Euros, Icelandic krona, British Pounds and U.S. dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  The Company attempts to use natural hedging in respect of overseas events by holding advance revenues in the relevant foreign currency to the extent that local currency costs are anticipated.  At June 30, 2005, the Company held approximately 75 million Icelandic Krona (approx $1.2 million), and 0.3 million U.S dollars in the cash accounts and remains exposed to changes in the foreign currency rate. As of June 30, 2005, a 10% increase or decrease in the level of the Icelandic Krona exchange rate against the British Pound with all other variables held constant would result in a realized gain or loss of approximately $110,000. Such exchange rate fluctuations should have a smaller impact in future as the cash balances will reduce as the majority of the events revenue for the second half has been collected in the first half and costs will be incurred in the second half.  Even including the Icelandic Fishing event, which takes place in September and then not for another four years, in excess of 85% of our 2005 revenue is expected to be in sterling.

Translation risks

The financial statements of Nexus Media with a functional currency of British Pounds are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of accumulated other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of accumulated other comprehensive loss in stockholders’ equity of $1,054,335 at June 30 2005. Future changes in the value of the US dollar to British Pound could have a material impact on our financial position and results of operations.

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended June 30, 2005, our management, with the participation of Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, Mr. Finelli concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Mr. Finelli’s conclusion was based principally on the material weaknesses in the internal controls of the Company as identified by the Company and Deloitte & Touche LLP, our independent registered public accounting firm, and discussed below.

Changes in Internal Control Over Financial Reporting

In connection with the quarterly review of the financial statements of the Company for the period ended June 30, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, have identified certain material weaknesses in the Company’s internal controls.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified at the Company result from the acquisition of Nexus Media, which before the acquisition had no history of operating as a stand-alone company and was not required to prepare accounting statements in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) or the reporting requirements of the Securities and Exchange Commission (the “SEC”).

Before the Company’s acquisition of Nexus Media on April 1, 2005, Nexus Media consisted of eight entities that were privately owned by Highbury House Communications plc, a company organized under the laws of the United Kingdom, and that were operated as part of that group of companies.  As a result, a significant number of the controls required in a stand-alone entity, including having its own chief financial officer, were not present at Nexus Media.  Since acquiring Nexus Media, the Company has been working to address the material weaknesses identified.  Actions taken during the quarterly period ended June 30, 2005 include actively recruiting an interim chief financial officer of Nexus Media (which resulted in the hiring of such officer by Nexus after June 30, 2005), engaging third party accountants with U.S. GAAP skills to assist with the preparation of SEC reports, and commencing the implementation of the controls expected of a stand-alone entity.

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	August 19, 2005

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

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