Form 10-Q
period 2005-09-30
ERGO SCIENCE CORP /DE/
filed 2005-11-21
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

-OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 333-69172

ERGO SCIENCE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3565746
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

790 Turnpike Street
North Andover, Massachusetts	01845
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 688-8833

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 1, 2005 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2005 and the Nexus Media (Predecessor) Balance Sheet as of December 31, 2004

Unaudited Condensed Consolidated Statement of Operations for the
three and six months ended September 30, 2005 and the Nexus Media (Predecessor)
Statements of Operations for the three months ended March 31, 2005 and the three and nine months ended September 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the
six months ended September 30, 2005 and the Nexus Media (Predecessor)
Statements of Cash Flows for the three months ended March 31, 2005 and the nine months ended September 30, 2004

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

SIGNATURES

INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

		Predecessor
	Ergo	Nexus Media
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$7,827,811	$1,710,235
Trade receivables (net of allowance of doubtful accounts at September 30, 2005: $420,000 and December 31, 2004: $276,000)	4,059,631	6,851,599
Inventory	448,675	554,818
Deferred taxes	—	422,836
Prepaid and other current assets	2,629,796	1,766,037
Total current assets	14,965,913	11,305,525
Property & equipment, net	3,933,201	4,217,589
Intangible assets, net	6,602,884	7,146,680
Goodwill	10,642,707	16,368,388
Receivable from Highbury House plc	—	50,903,501
Total assets	$36,144,705	$89,941,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,552,423	$4,114,947
Accrued expenses and deferred revenue	8,865,976	6,462,697
Other creditors	405,373	426,793
Payable to Highbury House plc	—	3,413,116
Income taxes payable	94,000	—
Total current liabilities	11,917,772	14,417,553

Other long-term liabilities (Highbury House plc)	—	32,035,520

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at September 30, 2005 (liquidation preference of $12,779,266 at September 30, 2005)	4,306,520	—
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued at September 30, 2005	71,496	—
Additional paid-in capital	111,880,321	—
Cumulative dividends on preferred stock	(2,296,953)	—
Accumulated deficit	(86,129,248)	—
Treasury stock (at cost), 1,335,722 shares at September 30, 2005	(2,417,657)	—
Cumulative translation adjustment	(1,187,546)	—
Owners’ net investment	—	43,488,610
Total stockholders’ equity	24,226,933	43,488,610
Total liabilities and stockholders’ equity	$36,144,705	$89,941,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			Predecessor
	Ergo	Ergo	Nexus Media	Nexus Media	Nexus Media
	Three months ended September 30, 2005	Six months ended September 30, 2005	Three months ended March 31, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004
			As Restated
Net revenues	$10,907,195	$19,366,713	$6,584,877	$10,219,151	$27,102,971
Cost of revenues	7,657,179	13,703,360	5,922,761	8,164,424	20,614,000
Gross profit	3,250,016	5,663,353	662,116	2,054,727	6,488,971

Operating expenses:
General and administrative	2,556,571	5,656,840	1,648,391	1,566,547	5,626,842
Amortization of intangibles	51,203	103,195	52,951	50,939	153,007
Impairment of intangibles	—	—	—	50,030	150,275
Total operating expenses	2,607,774	5,760,035	1,701,342	1,667,516	5,930,124
Net operating income (loss)	642,242	(96,682)	(1,039,226)	387,211	558,847
Other Income:
Interest and other income	56,975	85,882	69,971	62,570	176,310
Net income (loss) before taxes	699,217	(10,800)	(969,255)	449,781	735,157
Income tax expense (benefit)	—	449,614	(42,775)	133,222	255,037
Net income (loss)	$699,217	$(460,414)	$(926,480)	$316,559	$480,120

Net income (loss) per common share:
Basic	$0.12	$(0.08)
Diluted	$0.12	$(0.08)
Weighted average common shares outstanding:
Basic	5,813,856	5,813,856
Diluted	5,819,328	5,813,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Ergo Science Consolidated Six months ended September 30, 2005	Nexus Media Three months ended March 31, 2005	Nexus Media Nine months ended September 30, 2004
Net cash provided by (used in) operating activities	$3,153,526	(1,575,574)	$(481,203)
Cash flows from investing activities:
Purchase of property and equipment	(139,368)	(112,438)	(155,564)
Proceeds on disposal of property and equipment	—	—	73,210
Acquisition of Nexus Media	(21,201,216)	—	—
Net cash used in investing activities	(21,340,584)	(112,438)	(82,354)
Net decrease in cash and cash equivalents	(18,187,058)	(1,688,012)	(563,557)
Effect of exchange rates on cash and cash equivalents	(121,177)	(22,223)	14,072
Cash and cash equivalents at beginning of period	$26,136,046	$1,710,235	$733,879
Cash and cash equivalents at end of period	$7,827,811	$—	$184,394

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                    Nature of Operations

Ergo Science Corporation (the “Company” or “Ergo”) acquired the business to business publishing division (“Bcom” or “Nexus Media Communications” or “Nexus Media”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom on April 1, 2005. The purchase price of GBP 12.5 million (approximately $23.395 million) was subject to a £1.041 million (approximately $1.958 million) working capital adjustment. At closing therefore, the Company paid Highbury House GBP 11.459 million (approximately $21.555 million).  After completion the final working capital amount was confirmed and an additional working capital adjustment was made to the Company in the amount of GBP 464,000 (approximately $873,000), which we received in the third quarter. As of September 30, 2005, the Company had paid a total of $21,201,216, which includes $519,000 in capitalized acquisition costs. The acquisition was funded by the Company with its own cash and cash equivalents. Nexus Media, comprising eight wholly-owned subsidiaries provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

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

•                  Nexus Media Communications Limited

•                  Columbus Travel Publishing Limited

•                    Harpers Wines & Spirits Limited

•                  The International Wine and Spirit Competition Limited

•                  Nexus Commercial Media Limited

•                    Nexus Business Limited

2.                    Basis of Presentation

The acquisition of Nexus Media by Ergo is being treated as a purchase business combination for accounting purposes. In accordance with Rule 405 of Securities and Exchange Commission (“SEC”) Regulation C, the historical statements of Nexus Media have become the historical financial statements of Ergo, the registrant. As such, for comparative and presentation purposes, this Form 10-Q includes a condensed consolidated balance sheet (Ergo and Nexus Media) as of September 30, 2005 and a Nexus Media stand alone condensed combined balance sheet as of December 31, 2004. The statement of operations includes a condensed consolidated statement for the three and six month periods ended September 30, 2005 (Ergo and Nexus Media) and for comparative purposes includes the Nexus Media stand alone combined statement of operations for the three and nine month periods ended September 30, 2004 and the three month period ended March 31, 2005. The statement of cash flows includes a condensed consolidated statement (Ergo and Nexus Media) for the six month period ended September 30, 2005 and for comparative purposes includes the Nexus Media stand alone condensed combined statement of cash flows for the three months ended March 31, 2005 and the Nexus Media stand alone condensed combined statement of cash flows for the nine month period ended September 30, 2004.

Prior to the acquisition by Ergo, Nexus Media was not a stand alone legal entity.  Therefore the condensed combined financial statements of Nexus Media have been derived from the aggregation of the financial information of the individual businesses that comprise Nexus Media and the accounting records of Highbury House.  Accordingly, stockholders’ equity represents Highbury House’s net investment in Nexus Media and is described as “Owners’ net investment”.

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and SEC regulations for interim financial information. Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2005 and 2004.

In the opinion of the Company, results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year.  These interim financial statements should be read in conjunction with the audited financial statements of Nexus Media (Bcom) for the year ended December 31, 2004, which are contained in Form 8-K/A filed with the SEC on June 17, 2005.

Revenue recognition

The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable and collectability is reasonably assured.  Business publication revenue and pre-publication costs are recognized on the mailing date of the publication.  Similarly, Competition or Event revenue is recognized on the date the actual event takes place.  Any income received or costs incurred are deferred until such dates.  Subscription revenue is recognized over the period of the subscription.

Cost recognition

Direct and incremental magazine costs are deferred until the magazines are mailed to the customer, at which point they are expensed in the income statement.  Direct and incremental event costs, and salary costs, are deferred until the date on which the event commences and are then expensed in the income statement. Where it is anticipated that an event will be loss making, the total anticipated loss on the event is recognized in the period when management consider a loss likely.

3.             Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its employee plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three and six month periods ended September 30, 2005 would have been increased to the pro forma amounts indicated below:

	Three months ended September 30, 2005	Six months ended September 30, 2005
Net income (loss):
As reported	$699,217	$(460,414)
Stock-based compensation included in reported net income (loss), net of related tax	—	—
Pro forma employee stock compensation expense	2,426	6,712
Pro forma net income (loss)	$696,791	$(467,126)
Net income (loss) per share—basic diluted
As reported	$0.12	$(0.08)
Pro forma	$0.12	$(0.08)
Net income (loss) per share—diluted
As reported	$0.12	$(0.08)
Pro forma	$0.12	$(0.08)

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	6.0%

No stock options were granted during the three month period ended September 30, 2005.  During the three month period ended June 30, 2005, the Company granted 22,500 stock options to a director of the Company at the current fair market value on the date of the grant.  Those options vest annually over a five year period.

4.     Acquisition of Nexus Media Communications

As discussed in Note 1 on April 1, 2005, the Company acquired Nexus Media Communications from Highbury House. The purchase price allocation is as follows, however, this remains provisional since certain matters relating to Highbury House continue to be finalized:

Description	April 1, 2005
Assets:
Trade receivables	$5,028,628
Inventory	691,129
Other current assets	3,158,837
Property and equipment	4,196,130
Goodwill	11,354,786
Trademarks and intangible assets	7,149,215
Total assets acquired	$31,578,725
Liabilities:
Accounts payable	$1,723,615
Deferred revenue and accrued expenses	8,532,239
Total liabilities	10,255,854
Net assets acquired	$21,322,871

Represented by:
Cash paid at closing	$21,555,267
Acquisition costs	640,604
Working capital adjustment refund	(873,000)
$21,322,871

The unaudited pro forma financial information in the table below summarizes the combined results of Nexus Media and Ergo for the nine month period ended September 30, 2005 and the three and nine month periods ended September 30, 2004 as though the companies had been combined as of January 1, 2004. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

	Nine months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004

Revenue	$26,031,258	$10,219,151	$27,102,971
Net (loss) income	(1,403,388)	191,362	(113,446)
(Loss) income per common share	$(0.16)	$0.03	$0.02

5.             Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at September 30, 2005 and December 31, 2004 were comprised of amounts held in cash and money market accounts.

6.             Non Cash Transactions

During the three months ended March 31, 2005, Nexus Media entities declared two dividends totaling £14,920,567 (approx. $28,216,000).  The balance with Highbury House group companies at March 31, 2005, included this amount, which was settled as part of the acquisition by Ergo.

In the three months ended March 31, 2005, Nexus Media recorded a profit of £4,564,475 on the sale by a Nexus Media entity of Highbury Nexus Special Interests Limited.  This has been accounted for as a capital contribution through Owners’ net investment and the resulting balance with Highbury House was also settled on the acquisition.

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

For the three months ended September 30, 2005, a total of 5,472 stock option shares were included in the weighted average number of common shares outstanding calculation because these shares had exercise prices less than the average market value of the Company’s common stock for the three month period ended September 30, 2005.

During the six month period ended September 30, 2005, options to purchase 50,875 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price range for the excluded 50,875 shares was $1.56 - $13.42.

Earnings/loss per share is not calculated for the predecessor periods since the predecessor did not comprise a stand alone legal group but was part of a larger entity, Highbury House, with no outstanding shares of its own on which EPS could be calculated.  Furthermore, the acquisition was financed by cash rather than the issuance of common shares.

8.                                      Comprehensive (Loss) Income:

The following table shows the computation of comprehensive (loss) income:

			Predecessor
	Ergo	Ergo	Nexus Media	Nexus Media	Nexus Media
	Three months ended September 30, 2005	Six months ended September 30, 2005	Three months ended March 31, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2004
			As restated
Net income (loss)	$699,217	$(460,414)	$(926,480)	$316,559	$480,120
Other comprehensive income (loss):
Foreign currency translation adjustments	(124,524)	(1,187,546)	(345,980)	(82,650)	(670,812)
Total comprehensive income (loss)	$574,693	$(1,647,960)	$(1,227,460)	$233,909	$(192,692)

9.             Income Taxes

The provision for taxes based on income for the three and six months ended September 30, 2005 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective tax rate of approximately 25% for the period ending December 31, 2005.

Income tax expense was $0 for the three month period ended September 30, 2005 and $449,614 for the six month period ended September 30, 2005. The six month expense of $449,614 was principally the result of a valuation allowance being recorded against the deferred tax asset in Nexus Media that was recorded as of March 31, 2005 and was provided against.  This resulted from the issuance of unsecured 10% fixed rate loan notes of Nexus Holdings Limited to Ergo of £10 million post acquisition.  As a result of the interest on the notes, the recovery of the asset is no longer estimated to be more likely than not.

10.                               Commitments and Contingencies

The Company’s subsidiary, Nexus Media, has subleased two properties in the United Kingdom. In the event of a default on the lease, the Company would have a contingent liability of £247,000 (approximately $437,000).

11.          Recently Issued But Not Yet Adopted Accounting Pronouncements

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

12.          Restatement of Financial Statements

On November 14, 2005, the Company concluded that the Company’s previously issued financial statements as filed in its Form 10-Q for the quarterly period ended June 30, 2005 including information referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.  The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

In accordance with accounting principles generally accepted in the United States of America, certain sales and marketing costs pertaining to future events and publications are required to be expensed. However, during fiscal year 2004 and fiscal year 2005 only some of these costs were expensed in the proper reporting periods by the business-to-business publishing division (referred to herein as “Nexus Media”) recently acquired by the Company from Highbury House Communications plc, a company organized under the laws of the United Kingdom (“Highbury House”).  Nexus Media consisted of eight wholly-owned subsidiaries of Highbury House, which before the acquisition had not prepared quarterly separate or consolidated financial statements. The errors arose primarily because of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media were deferred to and expensed in subsequent periods when they should have been expensed during the period in which they were incurred.

The Company determined that the errors resulted in the following adjustments:

•                                          the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $169,875; and the overstatement of net income and total assets of Nexus Media of $118,913, for the six month period ended June 30, 2004;

•                                          the overstatement of cost of revenues and the understatement of net income before tax of $126,213; and the overstatement of the net loss and the understatement of the total assets of Nexus Media of $88,348, for the three month period ended March 31, 2005; and

•                                          the understatement of cost of revenues and the overstatement of net income before tax of the Company of $116,445; and the understatement of net loss and the overstatement of total assets of the Company of $109,477, for the three month period ended June 30, 2005.

The following tables sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Statement of Operations for Nexus Media (Predecessor) for the three months ended March 31, 2005:

	Nexus Media	Nexus Media
	Three months ended March 31, 2005	Three months ended March 31, 2005
	As Previously Reported	As Restated

Net revenues	$6,584,877	$6,584,877
Cost of revenues	6,048,974	5,922,761
Gross profit	535,903	662,116
Operating expenses:
General and administrative	1,648,391	1,648,391
Amortization of intangibles	52,951	52,951
Total operating expenses	1,701,342	1,701,342
Net operating loss	(1,165,439)	(1,039,226)
Other Income:
Interest income	69,971	69,971
Net loss before taxes	(1,095,468)	(969,255)
Income tax expense (benefit)	(80,639)	(42,775)
Net loss	$(1,014,829)	$(926,480)

In addition, the Company expects to file and amendment to its quarterly report on Form 10-Q for the quarter ended June 30, 2005 (the “Second Quarter 10-Q”) to more fully amend and restate the financial statements previously filed in the Second Quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements of the Company, included in its Annual Report on Form 10-K for the year ended December 31, 2004, and of Nexus Media, included in the Company’s Current Report on Form 8-K/A filed on June 17, 2005.  The results of operations may change materially from the historical results of operations reflected in the historical financial statements of Ergo or Nexus Media.

Overview

Ergo Science Corporation (the “Company” or “Ergo”) acquired the business to business publishing division (“Bcom” or “Nexus Media Communications” or “Nexus Media”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom on April 1, 2005. The purchase price of GBP 12.5 million (approximately $23.395 million) was subject to a £1.041 million (approximately $1.958 million) working capital adjustment. At closing therefore, the Company paid Highbury House GBP 11.459 million (approximately $21.555 million).  After completion the final working capital amount was confirmed and an additional working capital adjustment was made to the Company in the amount of GBP 464,000 (approximately $873,000), which we received in the third quarter. As of September 30, 2005, the Company had paid a total $21,201,216 related to the acquisition, which includes $519,000 in capitalized acquisition costs. The Acquisition was funded by the Company with its own cash and cash equivalents. Nexus Media, comprising eight wholly-owned subsidiaries, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

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

As a result of the Determination, the Board modified the text of Article XII. (1) of the Certificate to read as follows:

the following restrictions shall apply until the earlier of (x) the day after the sixth (6th)  anniversary of the effective time of the merger of the Corporation’s parent corporation, a Delaware corporation, with and into the Corporation pursuant to Section 253 of the Delaware General Corporation Law (the “Merger”)  (y) the repeal of Section 382 of the Code if the Board of Directors determines that the restrictions in this Article XII are no longer necessary for the preservation of the Tax Benefits, and (z) the beginning of a taxable year of the Corporation to which the board of directors determines that no

Tax Benefits may be carried forward, unless the Board of Directors shall fix an earlier or later date in accordance with Section 5 of this Article XII (the date on which the restrictions of this Article XII expire hereunder is sometimes referred to herein as the “Expiration Date”).

The day after the sixth anniversary of the effective date of the merger is October 20, 2007. Additionally, the Board extended the Expiration Date until October 20, 2007.

On October 24, 2005, J. Warren Huff resigned from the Board of Directors of the Company, and from the Audit Committee and the Compensation Committee of the Board of Directors of the Company.  Mr. Huff had no disagreements with the Company or its management relating to the Company’s operations, policies or practices.

On October 25, 2005, the Board of Directors of the Company elected Ling Kwok to the Board of Directors of the Company to fill the vacancy left by Mr. Huff’s resignation.  Mr. Kwok has served as Vice President, Corporate Development of the Company since December 1, 2003.

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

Prior to April 1, 2005, Nexus Media had no history of operating as a stand-alone company, and it may be unable to make the changes necessary to operate as a stand-alone company, or it may incur greater costs as a stand-alone company that may cause its profitability to decline.  Nexus Media had been operated by Highbury House as a division of its broader publishing organization rather than as a separate stand-alone company.  Highbury House assisted Nexus Media by performing various corporate functions, including public relations, employee relations, financing and legal and tax functions.  Following the Acquisition, Highbury House had no obligation to provide these functions to Nexus Media.  If Nexus Media is unable to implement own systems and business functions or if it does not have agreements with other providers of these services, Nexus Media may not be able to effectively operate its business and its profitability may decline.

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

Nexus Media’s success depends in part upon its ability to monitor rapidly changing market trends and to adapt events and publications to meet the evolving needs of existing and emerging target audiences. Future success will depend in part on Nexus Media’s ability to continue to adapt existing events and publications and to offer new events and publications by addressing the needs of specific audience groups within its target markets. The process of researching, developing, launching and establishing profitability for a new event or publication is inherently risky and costly.  Nexus Media generally incurs initial operating losses when it introduces new events and publications.  Efforts to introduce new events or publications may not ultimately be successful or profitable. In addition, costs related to the development of new events and publications are accounted for as expenses, so year-to-year results may be materially adversely affected by the number and timing of new product launches.

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

A material weakness in the Company’s internal controls could have a material adverse effect on the Company.

In connection with the quarterly review of the financial statements of the Company for the period ended September 30, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.  The Company recently discovered that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media.  Although the Company believes such errors have been corrected and will be identified in an amendment to the quarterly report on Form 10-Q for the quarter ended June 30, 2005, we may identify one or more errors due to material weaknesses in our internal control over financial reporting from time to time in the future. In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

Results of Operations

Prior to the acquisition of Nexus Media on April 1, 2005, Ergo had no operations, having ceased its previous operations in November 2003.  As a result, Nexus Media is considered to be the predecessor.  To assist in the understanding of the results of operations of the Company, management has presented supplemental historical results of Nexus Media.  For the purpose of management’s discussion and analysis of financial condition and results of operations, management have combined the Company’s results for the six months ended September 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the results of Nexus Media for the nine months ended September 30, 2005.  The table is found preceding the discussion of the results of operations for the nine months ended September 30, 2005.  Management believes that this provides the most meaningful analysis of the Company’s results for the nine months ended September 30, 2005.

For the Three Months Ended September 30, 2005 and 2004

Revenue. Revenue increased to $10,907,195 from $10,219,151 for the three month period ended September 30, 2005 compared with the same period in 2004.  The increase of approximately $700,000 was driven by an increase in events revenue of approximately $2,000,000, which consisted of revenue from the Commercial Fishing Exhibition of approximately $2,200,000, offset by a decline in European Conference and Exhibition on Optical Communications (“ECOC”) revenue of approximately $300,000, and market driven declines in advertising revenues of approximately $1,200,000.

The Commercial Fishing Exhibition is one of Nexus Media’s most significant events – second only to the World Fishing Exhibition held every six years in Vigo, Spain which Nexus Media also ran on a contract basis on the last two occasion’s l997 and 2003.  Commercial Fishing is still the most important industry in Iceland and the fishing exhibition – run on a three year cycle – is the most important event in the national calendar.

The 2005 Commercial Fishing Exhibition was our most successful to date. The revenue is predominantly derived from stand space sales of the 6,000 square meter venue with approximately 60% of the exhibitors from Iceland with the rest coming from 35 different countries.

ECOC is the European optical communication event serving the fiber optic communications technology industry and it presents the latest and future optical communications components, products, systems and services.  The event consists of a large exhibition and technical conference which rotates around Europe and has been an annual event for the past 32 years. This event generated $1,600,000 of revenue in 2005, a reduction of $286,000, primarily due to the market driven decline in the telecommunication industry.

Advertising revenues declined by $1,200,000 in the quarter substantially due to volume rather than price decreases. The Nexus Media Communications revenue is approximately 52% from advertising in 2004. Management has been transitioning the core business revenue towards revenue from events, sponsorships and on-line advertising.  Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising base.  This trend is part of the current general market conditions in the business to business media sector.

Gross profit increased to 30% for the three month period ended September 30, 2005 from 20% for the three month period ended September 30, 2004. This increase is primarily driven by the Commercial Fishing Expedition which generated a gross profit of $1,481,000.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $2,556,571 from $1,566,547 for the three month period ended September 30, 2005 compared with the same period in 2004.  The increase of approximately $1,000,000 represents increased costs as a result of the separation of Nexus Media from its former parent company, Highbury House and increased costs due to fulfilling requirements necessary as a result of being acquired by a US public company of approximately $450,000 and expenses of Ergo Science of approximately $550,000.

Net income increased to $699,217 from $316,559 for the three month periods ended September 30, 2005 and 2004, respectively. The increase in net income of approximately $382,000 is primarily attributable to increases in gross profit of $1,195,000 offset by increases in operating expenses of approximately $935,000 and an decrease in income tax expense of $133,000.

For the Nine Months Ended September 30, 2005 and 2004

Statement of Operations (Summary):

		Predecessor
	Ergo	Nexus Media
	Consolidated Six months ended September 30, 2005	Three months ended March 31, 2005	Combined Total
		As restated
Net revenues	$19,366,713	$6,584,877	$25,951,590
Cost of revenues	13,703,360	5,922,761	19,626,121
Gross profit	5,663,353	662,116	6,325,469

Operating expenses	5,760,035	1,701,342	7,461,377

Interest and other income	85,882	69,971	155,853

Net loss before taxes	(10,800)	(969,255)	(980,055)
Income tax expense (benefit)	449,614	(42,775)	406,839
Net loss	$(460,414)	$(926,480)	$(1,386,894)

Revenue  Revenue decreased to $25,951,590 from $27,102,971 for the nine month period ended September 30, 2005 compared with the same period in 2004. The decrease of approximately $1,200,000 was primarily the result of declines in both advertising revenue of $2,800,000 and subscription revenue of $500,000 offset by increases in event revenue of $2,100,000.

Event revenues increases were primarily driven by the Commercial Fishing Exhibition with revenues of $2,200,000 offset by a decline in ECOC revenues of $300,000.  New events generated the remaining $200,000 of revenues.

Advertising revenues declined by approximately $2,800,000, which was primarily the result of a decrease in volume rather than a result of pricing. The Nexus Media Communications revenue was approximately 52% from advertising in 2004. Management has been transitioning the core business revenue towards revenue from events, sponsorships and on-line advertising.  Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.  This trend is part of the current general market conditions in publishing.

Gross profit remained at 24% for the nine month periods ended September 30, 2005 and 2004.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $7,461,377 from $5,626,842 for the nine month period ended September 30, 2005 compared with the same period in 2004. The increase of approximately $1,830,000 represents increased costs as a result of the separation of Nexus Media from its former parent company, Highbury House and increased costs due to compliance requirements necessary as a result of being acquired by a U.S. public company, partially offset by reductions as a result of general cost controls by Nexus Media.

Net income (loss) decreased to $(1,386,894) from $480,120 for the nine month periods ended September 30, 2005 and 2004, respectively. The increase in net loss of approximately $1,867,000 is attributable to decreases in revenue and gross profit as well as increases in general and administrative expenses.  Income tax expense in the quarter ending June 30, 2005 was $449,614 as the deferred tax asset in Nexus Media was provided against due to uncertainty over recoverability due to the issuing of unsecured 10% Fixed Rate loan notes of Nexus Holdings Limited to Ergo of £10,100,000 (approximately $18,109,000), which means the recovery of this asset is no longer more likely than not.

Liquidity and Capital Resources

For the reasons outlined above, for the purpose of management’s discussion and analysis of liquidity and capital resources, in the table below management have combined the Company’s cash flows for the six months ended September 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the cash flows of Nexus Media for the nine months ended September 30, 2004.  Management believes that this provides the most meaningful analysis of the Company’s cash flows for the nine months ended September 30, 2005.

Statement of Cash Flows (Summary):

	Ergo	Predecessor
	Consolidated	Nexus Media
	Six months ended September 30, 2005	Three months ended March 31, 2005	Combined Total
		As restated
Net cash provided by (used in) operating activities	$3,153,526	$(1,575,574)	$1,577,952
Net cash used in investing activities	(21,340,584)	(112,438)	(21,453,022)
Net decrease in cash and cash equivalents	(18,187,058)	(1,688,012)	(19,875,070)
Effect of exchange rates on cash and cash equivalents	(121,177)	(22,223)	(143,400)

Cash and cash equivalents at beginning of period	26,136,046	1,710,235	27,846,281

Cash and cash equivalents at end of period	$7,827,811	—	$7,827,811

Resources

On April 1, 2005, the Company used $21,555,267 of its own cash to complete the transaction of acquiring Nexus Media. The Company also incurred approximately $640,000 of transaction costs related to the acquisition, of which $519,000 was paid as of September 30, 2005. This was offset by the working capital adjustment of GBP 464,000 (approximately $873,000) favorable to the Company and was received in the third quarter. As of September 30, 2005, the Company had $7,827,811 of cash and cash equivalents.

The Company’s UK subsidiary, Nexus Media Communications Limited has a net overdraft facility of £2 million (approximately $3.6 million) bearing interest at 2% above base rate, the term of which is 364 days from March 29, 2005 although the facility will remain on demand.  The amount drawn-down on the facility is required to be covered by good trade debtors of less than 90 days at all times.  There has been no draw down on this facility during the third quarter and there is no outstanding balance as of September 30, 2005.

Cash provided by (used in) operating activities was $1,577,952 for the nine month period ended September 30, 2005 compared to $(481,203) for the nine month period ended September 30, 2004.  The increase in cash provided by operating activities of approximately $2,000,000 was primarily the result of non cash charges for depreciation of approximately $214,000, amortization of approximately $161,000, provision for doubtful accounts of approximately $103,000 and deferred income taxes of approximately $392,000 and changes in working capital accounts of approximately $1,130,000. The positive working capital was primarily the result of a reduction of accounts receivable and accrued expenses due to the cyclical nature of our business.

Net cash used in investing activities was $21,453,022 for the nine month period ended September 30, 2005 compared to $82,354 for the nine month period ended September 30, 2004. The large increase in cash used in investing activities was the result of the acquisition of the Nexus Media business in the second quarter.

The Company’s use of cash has fluctuated significantly principally due to the timings of events with revenue being received in cash prior to related creditors being incurred or settled.  It is anticipated that this pattern may continue in the foreseeable future.

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

Nexus Media’s cash balances consist of Euros, Icelandic krona, British Pounds and U.S. dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  The Company attempts to use natural hedging in respect of overseas events by holding advance revenues in the relevant foreign currency to the extent that local currency costs are anticipated.  At September 30, 2005, the Company held approximately 26 million Icelandic Krona (approx $0.4 million), and 0.6 million U.S dollars in the cash accounts and remains exposed to changes in the foreign currency rate. As of September 30, 2005, a 10% increase or decrease in the level of the Icelandic Krona exchange rate against the British Pound with all other variables held constant would result in a realized gain or loss of approximately $42,000. Such exchange rate fluctuations should have a smaller impact in future as the cash balances will reduce as the majority of the events revenue for the second half has been collected in the first half and costs will be incurred in the second half.  Even including the Icelandic Fishing event, which took place in September and will take place again in 2008, in excess of 85% of our 2005 revenue is expected to be in sterling.

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

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of accumulated other comprehensive loss in stockholders’ equity of $1,187,546 at September 30, 2005. Future changes in the value of the US dollar to British Pound could have a material impact on our financial position and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended September 30, 2005, our management, with the participation of Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, Mr. Finelli concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Mr. Finelli’s conclusion was based principally on the material weaknesses in the internal controls of the Company as identified by the Company and Deloitte & Touche LLP, our independent registered public accounting firm, and discussed below.

Changes in Internal Control Over Financial Reporting

In connection with the quarterly review of the financial statements of the Company for the period ended June 30, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.  A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weaknesses identified at the Company result from the acquisition of Nexus Media, which before the acquisition had no history of operating as a stand-alone company and was not required to prepare accounting statements in accordance with accounting principals generally accepted in the United States (“U.S. GAAP”) or the reporting requirements of the Securities and Exchange Commission (the “SEC”).

Before the Company’s acquisition of Nexus Media on April 1, 2005, Nexus Media consisted of eight entities that were privately owned by Highbury House Communications plc, a company organized under the laws of the United Kingdom, and that were operated as part of that group of companies.  As a result, a significant number of the controls required in a stand-alone entity, including having its own chief financial officer, were not present at Nexus Media.  The Company recently discovered that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media.

Since acquiring Nexus Media, the Company has been working to remediate the material weaknesses identified.  Actions taken include the hiring of an interim chief financial officer of Nexus Media, engaging third party accountants with U.S. GAAP skills to assist with the preparation of SEC reports, and reorganizing the finance department of Nexus Media. The Company continues to work to implement the internal controls necessary for a stand-alone entity.

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	November 21, 2005

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

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