Form 10-Q/A
period 2005-06-30
ERGO SCIENCE CORP /DE/
filed 2005-11-22
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment 1)

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 of Ergo Science Corporation (the “Company”) amends and restates in its entirety Items 1, 2, 3 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on August 19, 2005. This Amendment No. 1 corrects errors recently discovered by the Company as described below.

On November 14, 2005, the Company concluded that its previously issued financial statements as filed in its Form 10-Q for the quarterly period ended June 30, 2005 including information referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.  The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), certain costs pertaining to future events and publications are required to be expensed. However, during fiscal year 2004 and fiscal year 2005 only some of these costs, principally sales and marketing costs, were expensed in the proper reporting periods by the business-to-business publishing division (referred to herein as “Nexus Media”) recently acquired by the Company from Highbury House Communications plc, a company organized under the laws of the United Kingdom (“Highbury House”).  Nexus Media consisted of eight wholly-owned subsidiaries of Highbury House, which before the acquisition had not prepared quarterly separate or consolidated financial statements. The errors arose primarily because certain costs, principally sales and marketing costs, pertaining to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media were deferred to and expensed in subsequent periods when they should have been expensed during the period in which they were incurred.

The Company determined that the errors resulted in the following adjustments:

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $169,875; and the overstatement of net income and total assets of Nexus Media of $118,913, for the six month period ended June 30, 2004;

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $245,995; and the overstatement of net income and total assets of Nexus Media of $172,196, for the three month period ended June 30, 2004;

•              the overstatement of cost of revenues and the understatement of net income before tax of $126,213; and the overstatement of the net loss and the understatement of total assets of Nexus Media of $88,349, for the three month period ended March 31, 2005; and

•              the understatement of cost of revenues and the overstatement of net income before tax of the Company of $116,445; and the understatement of the net loss and overstatement of total assets of the Company of $109,477, for the three month period ended June 30, 2005.

For a discussion of the restatement adjustments, see Note 3 to the unaudited consolidated financial statements presented herein.

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

SIGNATURES

INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	Ergo	Predecessor Nexus Media
	June 30, 2005	December 31, 2004
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$6,313,986	$1,710,235
Trade receivables (net of allowance of doubtful accounts at June 30, 2005: $55,411 and December 31, 2004: $276,000)	5,249,052	6,851,599
Inventory	382,820	554,818
Deferred taxes	—	422,836
Prepaid and other current assets	4,313,650	1,766,037
Total current assets	16,259,508	11,305,525
Property & equipment, net	3,920,961	4,217,589
Intangible assets, net	6,748,592	7,146,680
Goodwill	10,783,438	16,368,388
Receivable from Highbury House plc	—	50,903,501
Total assets	$37,712,499	$89,941,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,851,543	$4,114,947
Accrued expenses and deferred revenue	11,424,097	6,462,697
Other creditors	681,932	426,793
Payable to Highbury House plc	—	3,413,116
Income taxes payable	94,000	—
Total current liabilities	14,051,572	14,417,553

Other long-term liabilities (Highbury House plc)	—	32,035,520
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30, 2005 (liquidation preference of $12,592,252 at June 30, 2005)	4,306,520	—
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued at June 30, 2005	71,496	—
Additional paid-in capital	111,880,321	—
Cumulative dividends on preferred stock	(2,296,953)	—
Accumulated deficit	(86,828,465)	—
Treasury stock (at cost), 1,335,722 shares at June 30, 2005	(2,417,657)	—
Cumulative translation adjustment	(1,054,335)	—
Owners’ net investment	—	43,488,610
Total stockholders’ equity	23,660,927	43,488,610
Total liabilities and stockholders’ equity	$37,712,499	$89,941,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Predecessor
	Ergo Three months ended June 30, 2005	Nexus Media Three months ended March 31, 2005	Nexus Media Three months ended June 30, 2004	Nexus Media Six months ended June 30, 2004
	Restated	Restated	Restated	Restated

Net revenues	$8,403,095	$6,584,877	$9,196,130	$16,868,601
Cost of revenues	6,008,672	5,922,761	6,327,610	12,445,459
Gross profit	2,394,423	662,116	2,868,520	4,423,142

Operating expenses:
General and administrative	3,124,413	1,648,391	2,113,186	4,059,461
Amortization of intangibles	51,967	52,951	50,598	102,077
Impairment of intangibles	—	—	49,694	100,253
Total operating expenses	3,176,380	1,701,342	2,213,478	4,261,791
Net operating (loss) income	(781,957)	(1,039,226)	655,042	161,351
Other Income:
Interest income	28,328	69,971	56,380	113,742

Net (loss) income before taxes	(753,629)	(969,255)	711,422	275,093
Income tax expense (benefit)	449,134	(42,775)	251,044	118,415
Net (loss) income	$(1,202,763)	$(926,480)	$460,378	$156,678

Loss per common share:
Basic and Diluted	$(0.21)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856

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

3.             Restatement of Financial Statements

On November 14, 2005, the Company concluded that its previously issued financial statements as filed in its Form 10-Q for the quarterly period ended June 30, 2005 including information referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.  The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

In accordance with US GAAP, certain costs pertaining to future events and publications are required to be expensed. However, during fiscal year 2004 and fiscal year 2005 only some of these costs, principally sales and marketing costs, were expensed in the proper reporting periods by Nexus Media.  Nexus Media consisted of eight wholly-owned subsidiaries of Highbury House, which before the acquisition had not prepared quarterly separate or consolidated financial statements. The errors arose primarily because certain costs, principally sales and marketing costs, pertaining to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media were deferred to and expensed in subsequent periods when they should have been expensed during the period in which they were incurred.

The Company determined that the errors resulted in the following adjustments:

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $169,875; and the overstatement of net income and total assets of Nexus Media of $118,913, for the six month period ended June 30, 2004;

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $245,995; and the overstatement of net income and total assets of Nexus Media of $172,196, for the three month period ended June 30, 2004;

•              the overstatement of cost of revenues and the understatement of net income before tax of $126,213; and the overstatement of the net loss and the understatement of total assets of Nexus Media of $88,349, for the three month period ended March 31, 2005; and

•              the understatement of cost of revenues and the overstatement of net income before tax of the Company of $116,445; and the understatement of the net loss and overstatement of total assets of the Company of $109,477, for the three month period ended June 30, 2005.

The following table sets forth the effects of the restatement adjustments on the Condensed Consolidated Balance Sheet at June 30, 2005.

	Ergo June 30, 2005	Ergo June 30, 2005
	As Previously	As Restated
	Reported
ASSETS
Current assets:
Cash and cash equivalents	$6,313,986	$6,313,986
Trade receivables	5,249,052	5,249,052
Inventory	382,820	382,820
Prepaid and other current assets	4,423,127	4,313,650
Total current assets	16,368,985	16,259,508
Property & equipment, net	3,920,961	3,920,961
Intangible assets, net	6,748,592	6,748,592
Goodwill	10,783,438	10,783,438
Total assets	$37,821,976	$37,712,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,851,543	$1,851,543
Accrued expenses and deferred revenue	11,424,097	11,424,097
Other creditors	681,932	681,932
Income taxes payable	94,000	94,000
Total current liabilities	14,051,572	14,051,572

Stockholders’ equity:
Preferred stock	4,306,520	4,306,520
Common stock	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(86,718,988)	(86,828,465)
Treasury stock	(2,417,657)	(2,417,657)
Cumulative translation adjustment	(1,054,335)	(1,054,335)
Total stockholders’ equity	23,770,404	23,660,927
Total liabilities and stockholders’ equity	$37,821,976	$37,712,499

The following tables sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2005, and for Nexus Media (Predecessor) for the three months ended March 31, 2005 and June 30, 2004 and the six months ended June 30, 2004:

	Ergo Three months ended June 30, 2005	Ergo Three months ended June 30, 2005	Nexus Media Three months ended March 31, 2005	Nexus Media Three months ended March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net revenues	$8,403,095	$8,403,095	$6,584,877	$6,584,877
Cost of revenues	5,892,227	6,008,672	6,048,974	5,922,761
Gross profit	2,510,868	2,394,423	535,903	662,116
Operating expenses:
General and administrative	3,124,413	3,124,413	1,648,391	1,648,391
Amortization of intangibles	51,967	51,967	52,951	52,951
Total operating expenses	3,176,380	3,176,380	1,701,342	1,701,342
Net operating loss	(665,512)	(781,957)	(1,165,439)	(1,039,226)
Other Income:
Interest income	28,328	28,328	69,971	69,971
Net loss before taxes	(637,184)	(753,629)	(1,095,468)	(969,255)
Income tax expense (benefit)	456,102	449,134	(80,639)	(42,775)
Net loss	$(1,093,286)	$(1,202,763)	$(1,014,829)	$(926,480)

Loss per common share:
Basic and Diluted	$(0.19)	$(0.21)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856	5,813,856

	Nexus Media Three months ended June 30, 2004	Nexus Media Three months ended June 30, 2004	Nexus Media Six months ended June 30, 2004	Nexus Media Six months ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net revenues	$9,196,130	$9,196,130	$16,868,601	$16,868,601
Cost of revenues	6,081,615	6,327,610	12,275,584	12,445,459
Gross profit	3,114,515	2,868,520	4,593,017	4,423,142
Operating expenses:
General and administrative	2,113,186	2,113,186	4,059,461	4,059,461
Amortization of intangibles	50,598	50,598	102,077	102,077
Impairment of intangibles	49,694	49,694	100,253	100,253
Total operating expenses	2,213,478	2,213,478	4,261,791	4,261,791
Net operating income	901,037	655,042	331,226	161,351
Other Income:
Interest income	56,380	56,380	113,742	113,742
Net income before taxes	957,417	711,422	444,968	275,093
Income tax expense	324,843	251,044	169,377	118,415
Net income	$632,574	$460,378	$275,591	$156,678

4.             Stock Based Compensation

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

Three months ended June 30, 2005
Net loss:
As reported	$1,202,763
Stock-based compensation included in reported net loss, net of related tax	—
Pro forma employee stock compensation expense	4,286
Pro forma net loss	$1,207,049
Net loss per share—basic and diluted
As reported	$0.21
Pro forma	0.21

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	6.0%

During the three month period ending June 30, 2005, the Company granted 22,500 stock options to a director of the Company at the current fair market value on the date of the grant.  Those options vest annually over a five year period.

5.             Acquisition of Nexus Media Communications

As discussed in Note 1 on April 1, 2005 the Company acquired Nexus Media Communications from Highbury House.

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

	Six months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004

Revenue	$14,987,972	$9,196,130	$16,868,601
Net (loss) income	(2,127,662)	284,039	(311,691)
(Loss) earnings per common share	$(0.37)	$0.05	$(0.05)

6.             Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents at June 30, 2005 and December 31, 2004 were comprised of amounts held in cash and money market accounts.

7.             Non cash transactions

During the three months ended March 31, 2005, Nexus Media entities declared two dividends totaling £14,920,567 (approximately $28,216,000).  The balance with Highbury House group companies as at March 31, 2005, including this amount, was settled as part of the acquisition by Ergo.

In the three months ended March 31, 2005, Nexus Media made a profit of £4,564,475 on the sale by a Nexus Media entity of Highbury Nexus Special Interests Limited.  This has been accounted for as a capital contribution through Additional Paid In Capital and the resulting balance with Highbury House was also settled on the acquisition.

8.             Net Loss Per Common Share

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

9.             Comprehensive (loss) income:

The following table shows the computation of comprehensive (loss) income:

	Ergo	Nexus Media	Predecessor Nexus Media	Nexus Media
	Three months ended June 30, 2005	Three months ended March 31, 2005	Three months ended June 30, 2004	Six months ended June 30, 2004
Net (loss) income	$(1,202,763)	$(998,259)	$460,378	$156,678
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,054,335)	(348,980)	(607,081)	(588,162)
Total comprehensive (loss) income	$(2,257,098)	$(1,272,460)	$(146,703)	$(431,484)

10.          Income Taxes

The provision for taxes based on income for the three months ended June 30, 2005, the three months ended March 31, 2005 and the three and six months ended June 30, 2004 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective tax rate of approximately 25% for the period ending December 31, 2005.

Income tax expense was $449,134 in the three months ended June 30, 2005 as the deferred tax asset in Nexus Media that was recorded as of March 31, 2005 was provided against.  This resulted from the issuance of unsecured 10% fixed rate loan notes of Nexus Holdings Limited to Ergo of £10 million post acquisition.  As a result of the interest on the notes, the recovery of the asset is no longer estimated to be more likely than not.

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

Restatement of Financial Statements

On November 14, 2005, the Company concluded that its previously issued financial statements as filed in its Form 10-Q for the quarterly period ended June 30, 2005 including information referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.  The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

In accordance with US GAAP, certain costs pertaining to future events and publications are required to be expensed. However, during fiscal year 2004 and fiscal year 2005 only some of these costs, principally sales and marketing costs, were expensed in the proper reporting periods by Nexus Media.  Nexus Media consisted of eight wholly-owned subsidiaries of Highbury House, which before the acquisition had not prepared quarterly separate or consolidated financial statements. The errors arose primarily because certain costs, principally sales and marketing costs, pertaining to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media were deferred to and expensed in subsequent periods when they should have been expensed during the period in which they were incurred.

The Company determined that the errors resulted in the following adjustments:

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $169,875; and the overstatement of net income and total assets of Nexus Media of $118,913, for the six month period ended June 30, 2004;

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $245,995; and the overstatement of net income and total assets of Nexus Media of $172,196, for the three month period ended June 30, 2004;

•              the overstatement of cost of revenues and the understatement of net income before tax of $126,213; and the overstatement of the net loss and the understatement of total assets of Nexus Media of $88,349, for the three month period ended March 31, 2005; and

•              the understatement of cost of revenues and the overstatement of net income before tax of the Company of $116,445; and the understatement of the net loss and overstatement of total assets of the Company of $109,477, for the three month period ended June 30, 2005.

The following table sets forth the effects of the restatement adjustments on the Condensed Consolidated Balance Sheet at June 30, 2005.

	Ergo	Ergo
	June 30, 2005	June 30, 2005
	As Previously	As Restated
	Reported
ASSETS
Current assets:
Cash and cash equivalents	$6,313,986	$6,313,986
Trade receivables	5,249,052	5,249,052
Inventory	382,820	382,820
Prepaid and other current assets	4,423,127	4,313,650
Total current assets	16,368,985	16,259,508
Property & equipment, net	3,920,961	3,920,961
Intangible assets, net	6,748,592	6,748,592
Goodwill	10,783,438	10,783,438
Total assets	$37,821,976	$37,712,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,851,543	$1,851,543
Accrued expenses and deferred revenue	11,424,097	11,424,097
Other creditors	681,932	681,932
Income taxes payable	94,000	94,000
Total current liabilities	14,051,572	14,051,572
Stockholders’ equity:
Preferred stock	4,306,520	4,306,520
Common stock	71,496	71,496
Additional paid-in capital	111,880,321	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(86,718,988)	(86,828,465)
Treasury stock	(2,417,657)	(2,417,657)
Cumulative translation adjustment	(1,054,335)	(1,054,335)
Total stockholders’ equity	23,770,404	23,660,927
Total liabilities and stockholders’ equity	$37,821,976	$37,712,499

The following tables sets forth the effects of the restatement adjustments discussed above on the Condensed Consolidated Statement of Operations for the three months ended June 30, 2005, and for Nexus Media (Predecessor) for the three months ended March 31, 2005 and June 30, 2004 and the six months ended June 30, 2004:

	Ergo	Ergo	Nexus Media	Nexus Media
	Three months ended June 30, 2005	Three months ended June 30, 2005	Three months ended March 31, 2005	Three months ended March 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net revenues	$8,403,095	$8,403,095	$6,584,877	$6,584,877
Cost of revenues	5,892,227	6,008,672	6,048,974	5,922,761
Gross profit	2,510,868	2,394,423	535,903	662,116
Operating expenses:
General and administrative	3,124,413	3,124,413	1,648,391	1,648,391
Amortization of intangibles	51,967	51,967	52,951	52,951
Total operating expenses	3,176,380	3,176,380	1,701,342	1,701,342
Net operating loss	(665,512)	(781,957)	(1,165,439)	(1,039,226)
Other Income:
Interest income	28,328	28,328	69,971	69,971
Net loss before taxes	(637,184)	(753,629)	(1,095,468)	(969,255)
Income tax expense (benefit)	456,102	449,134	(80,639)	(42,775)
Net loss	$(1,093,286)	$(1,202,763)	$(1,014,829)	$(926,480)

Loss per common share:
Basic and Diluted	$(0.19)	$(0.21)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856	5,813,856

	Nexus Media	Nexus Media	Nexus Media	Nexus Media
	Three months ended June 30, 2004	Three months ended June 30, 2004	Six months ended June 30, 2004	Six months ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated

Net revenues	$9,196,130	$9,196,130	$16,868,601	$16,868,601
Cost of revenues	6,081,615	6,327,610	12,275,584	12,445,459
Gross profit	3,114,515	2,868,520	4,593,017	4,423,142

Operating expenses:
General and administrative	2,113,186	2,113,186	4,059,461	4,059,461
Amortization of intangibles	50,598	50,598	102,077	102,077
Impairment of intangibles	49,694	49,694	100,253	100,253
Total operating expenses	2,213,478	2,213,478	4,261,791	4,261,791
Net operating income	901,037	655,042	331,226	161,351
Other Income:
Interest income	56,380	56,380	113,742	113,742

Net income before taxes	957,417	711,422	444,968	275,093
Income tax expense	324,843	251,044	169,377	118,415
Net income	$632,574	$460,378	$275,591	$156,678

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

In connection with the quarterly review of the financial statements of the Company for the period ended June 30, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.  The Company recently discovered that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media.  Although the Company believes such errors are being corrected by this Amendment No. 1 to the quarterly report on Form 10-Q for the quarter ended June 30, 2005, we may identify one or more errors due to material weaknesses in our internal control over financial reporting from time to time in the future. In addition, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and any projections of any evaluation of effectiveness of internal control to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

Results of Operations

Prior to the acquisition of Nexus Media on April 1, 2005, the Company had no trading operations, having sold its previous operations in November 2003.  As a result, Nexus Media is considered to be the predecessor.  To assist in the understanding of the results of operations of the Company, management have presented supplemental historical results of Nexus Media.  For the purpose of management’s discussion and analysis of financial condition and results of operations, management have combined the Company’s results for the three months ended June 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the results of Nexus Media for the six months ended June 30, 2005.  The table is found preceding the discussion of the results of operations for the six months ended June 30, 2005.  Management believes that this provides the most meaningful analysis of the Company’s results for the six months ended June 30, 2005

For the Three Months Ended June 30, 2005 and 2004

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

Gross profit decreased to 28% from 31% for the three months period ended June 30, 2005 compared with the same period in 2004.  The decrease is due to new events which traditionally have resulted in smaller margins during their first year. Gross profit typically increases during succeeding years. Gross profit can be volatile during the year as the timing and frequency of events can change and vary quarter by quarter.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $3,124,413 from $2,113,186 for the three month period ended June 30, 2005 compared with the same period in 2004.  The increase of approximately $1,000,000 represents increased costs as a result of the separation of Nexus Media from its former parent company, Highbury House and increased costs due to fulfilling requirements necessary as a result of being acquired by a US public company of approximately $930,000 and expenses from Ergo Science totaling $176,000 offset by $170,000 of costs savings, primarily recharges from Highbury House in 2004

Net (loss) income decreased to ($1,202,763) from $460,378 for the three month periods ended June 30, 2005 and 2004, respectively. The increase in net loss of approximately $1,660,000 is attributable to decreases in revenue as well as increases in general and administrative expenses. Income tax expense was $449,134 in the quarter as the deferred tax asset in Nexus Media was provided against since, following the issuing of unsecured 10% Fixed Rate loan notes of Nexus Holdings Limited to Ergo of £10,100,000, which means the recovery of this asset is no longer more likely than not.

For the Six Months Ended June 30, 2005 and 2004

Statement of Operations (Summary):

	Ergo Consolidated	Nexus Media
	Three months ended June 30, 2005	Three months ended March 31, 2005	Combined Total
	As Restated	As Restated
Net revenues	$8,403,095	$6,584,877	$14,987,972
Cost of revenues	6,008,672	5,922,761	11,931,433
Gross profit	2,394,423	662,116	3,056,539

Operating expenses	3,176,380	1,701,342	4,877,722

Interest income	28,328	69,971	98,299

Net loss before taxes	(753,629)	(969,255)	(1,722,884)
Income tax expense (benefit)	449,134	(42,775)	406,359
Net loss	$(1,202,763)	$(926,480)	$(2,129,243)

Revenue   Revenue decreased to $14,987,972 from $16,868,601 for the six month period ended June 30, 2005 compared with the same period in 2004. The decrease of approximately $1,880,000 which is substantially all volume-related rather than price-related, was primarily the result of declines in both advertising revenue of $2,100,000 and subscription revenue of $500,000, offset by increases in event revenue of $720,000.  The Nexus Media Communications revenue is approximately 52% from advertising in 2004. Management has been transitioning the core business revenue towards revenue from events, sponsorships and on-line advertising.  Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and subscription revenue bases.  This trend is part of the current general market conditions in the business to business media sector.

Gross profit decreased to 20% from 26% for the six months period ended June 30, 2005 compared with the same period in 2004. The decrease is due to new events which traditionally have resulted in smaller margins during their first year. Gross profit typically increases during subsequent years of an event.

General and Administrative Expenses.  General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $4,877,722 from $4,059,461 for the six month periods ended June 30, 2005 compared with the same period in 2004. The increase of approximately $820,000 represents increased costs as a result of the separation of Nexus Media from its former parent company, Highbury House and increased costs due to increased compliance requirements necessary as a result of being acquired by a U.S. public company.

Net (loss) income decreased to $(2,129,243) from $156,678 for the six month periods ended June 30, 2005 and 2004, respectively. The increase in net loss of approximately $2,286,000 is attributable to decreases in revenue, decreases in gross profit and increases in general and administrative expenses.  Income tax expense was $449,134 in the quarter as the deferred tax asset in Nexus Media was provided against, since following the issuing of unsecured 10%

Fixed Rate loan notes of Nexus Holdings Limited to Ergo of £10,100,000 (approximately $18,109,000), which means the recovery of this asset is no longer more likely than not.

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

Statement of Cash Flows (Summary):

	Ergo	Predecessor
	Consolidated	Nexus Media
	Three months ended June 30, 2005	Three months ended March 31, 2005	Combined Total
	As Restated	As Restated
Net cash provided by (used in) operating activities	$2,296,849	$(1,575,574)	$721,275
Net cash (used in) investing activities	(22,037,278)	(112,438)	(22,149,716)
Net decrease in cash and cash equivalents	(19,740,429)	(1,688,012)	(21,428,441)
Effect of exchange rates on cash and cash equivalents	(81,631)	(22,223)	(103,854)

Cash and cash equivalents at beginning of period	26,136,046	1,710,235	27,846,281

Cash and cash equivalents at beginning of period	$6,313,986	—	$6,313,986

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

Cash provided by (used in) operating activities was $721,275 for the six-month period ended June 30, 2005 compared to $(22,690) for the six-month period ended June 30, 2004.  Working capital usage improved in both 2004 and 2005 as would be expected for the cyclical nature of this business.  Cash inflows increased in the six month period as a result of cash received in advance for the major events that are scheduled to occur in the second half of this fiscal year. In 2004 this favorable movement was masked since working capital was management by Highbury House.

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

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of accumulated other comprehensive loss in stockholders’ equity of $1,054,335 to June 30 2005. Future changes in the value of the US dollar to British Pound could have a material impact on our financial position and results of operations.

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

Before the Company’s acquisition of Nexus Media on April 1, 2005, Nexus Media consisted of eight entities that were privately owned by Highbury House Communications plc, a company organized under the laws of the United Kingdom, and that were operated as part of that group of companies.  As a result, a significant number of the controls required in a stand-alone entity, including having its own chief financial officer, were not present at Nexus Media.  Furthermore, prior to the acquisition Nexus Media had not previously reported under U.S. GAAP, instead its financial information had been prepared in accordance with generally accepted accounting principles in the United Kingdom.  The Company recently discovered that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media.

On November 14, 2005, the Company concluded that its previously issued financial statements as filed in its Form 10-Q for the quarterly period ended June 30, 2005 including information referenced below should no longer be relied upon because of errors in those financial statements and should be restated to reflect necessary accounting adjustments.  The adjustments do not affect the Company’s reported revenues, its cash flows or its cash/liquidity position.

In accordance with US GAAP, certain costs pertaining to future events and publications are required to be expensed. However, during fiscal year 2004 and fiscal year 2005 only some of these costs, principally sales and marketing costs, were expensed in the proper reporting periods by Nexus Media.  Nexus Media consisted of eight wholly-owned subsidiaries of Highbury House, which before the acquisition had not prepared quarterly separate or consolidated financial statements. The errors arose primarily because certain costs, principally sales and marketing costs, pertaining to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media were deferred to and expensed in subsequent periods when they should have been expensed during the period in which they were incurred.

The Company determined that the errors resulted in the following adjustments:

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $169,875; and the overstatement of net income and total assets of Nexus Media of $118,913, for the six month period ended June 30, 2004;

•              the understatement of cost of revenues and the overstatement of net income before tax of Nexus Media of $245,995; and the overstatement of net income and total assets of Nexus Media of $172,196, for the three month period ended June 30, 2004;

•              the overstatement of cost of revenues and the understatement of net income before tax of $126,213; and the overstatement of the net loss and the understatement of total assets of Nexus Media of $88,349, for the three month period ended March 31, 2005; and

•              the understatement of cost of revenues and the overstatement of net income before tax of the Company of $116,445; and the understatement of the net loss and overstatement of total assets of the Company of $109,477, for the three month period ended June 30, 2005.

Since acquiring Nexus Media, the Company has been working to address the material weaknesses identified.  Actions taken include the hiring of an interim chief financial officer of Nexus Media, engaging third party accountants with U.S. GAAP skills to assist with the preparation of financial statements and SEC reports, and reorganizing the finance department of Nexus Media. The Company continues to work to implement the internal controls necessary for a stand-alone entity.

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	November 22, 2005

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

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