Form 10-K
period 2005-12-31
ERGO SCIENCE CORP /DE/
filed 2006-03-31
CIK 1158846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of our common stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate), based on closing sale price as reported on the NASD’s OTC Bulletin Board as of June 30, 2005 was $13,053,198.

As of February 28, 2006, there were 5,813,856 outstanding shares of the registrant’s common stock.

Documents incorporated by reference:  None.

ERGO SCIENCE CORPORATION AND SUBSIDIARIES

FORM 10-K – FISCAL YEAR ENDED DECEMBER 31, 2005

Contents and Cross Reference Sheet
Furnished Pursuant to General Instruction G(4) of Form 10-K

Item No.	Description

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Consolidated Financial Statements
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

Forward-Looking Information

This Annual Report includes forward-looking statements related to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Our actual results may differ significantly from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in Item 1A, Risk Factors. Item 1A, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations and have a material adverse effect on the business, financial condition and common stock of the Company. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission. Unless the context requires otherwise in this Annual Report the terms “Ergo,” the “Company,” “we,” “us” and “our” refer to Ergo Science Corporation and its subsidiaries.

ITEM 1. BUSINESS

Overview

Ergo Science Corporation (the “Company” or “Ergo”), through its wholly owned subsidiary, Nexus Media Communications (“Nexus Media”), is a business information provider serving key markets from defense and communications to travel and horticulture, using an increasing range of media. In each market we seek to provide clients with a comprehensive range of products through which to service their customers. In addition to core magazine brands, we also provide services which include exhibitions, conferences, awards ceremony events and online services.

Our products and services

Nexus Media, is comprised of eight wholly-owned subsidiaries which provide information across a diverse range of markets including printed magazines, web sites, data services and directories, staged exhibitions, conferences and award ceremony events.

Our business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review) and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

Our revenue is derived from a number of sources including the following:

•      magazine advertising, which accounted for 52% of revenue in 2005;

•      exhibitors, exhibition sponsors and attendees, which accounted for 15% of revenue in 2005;

•      sponsors/entrants/attendees at awards evenings and competitions, which accounted for 15% of revenue in 2005;

•      subscriptions/copy sales of magazines, which accounted for 7% of revenue in 2005;

•      sales of books, which accounted for 4% of revenue in 2005;

•      sales of content for third party use, primarily data related to the travel industry, which accounted for 3% of revenue in 2005;

•      internet advertising, which accounted for 2% of revenue in 2005; and

•      conference attendees and sponsors, which accounted for 2% of revenue in 2005.

Customers

Our customers consist primarily of corporations, although we also have a small number of customers in government, academic and non-profit organizations as well as some subscribers to our magazines who are individuals. Our customers are principally located in the United Kingdom, but we also have customers located in other parts of Western Europe and the United States.

Strategy

Our primary goal is to create value for our shareholders by creating and delivering efficiently a leading set of products and services to our customers. We hope to offer products and services at quality and price points that deliver value for our customers. We intend to reposition ourselves as a business information provider rather than a business magazine publisher. In order to accomplish this goal, we are putting in place an infrastructure that will allow us to increase the product range we offer to clients in each of the business sectors in which we operate. In particular, we are looking to increase the proportion of revenue derived from on line services and events and to become significantly less dependant on magazine advertising revenue. This strategy reflects trends already evident in our markets where clients wish to be offered a range of solutions to their marketing needs. In addition to internal changes, we may be able to expand our customer base through acquisitions.

Sales & Marketing

As of December 31, 2005, Nexus Media employed 74 people in its sales and marketing organization. The vast majority of these employees (70) operate out of the Nexus Media headquarters in Swanley, Kent in the United Kingdom. Nexus Media also has one salesperson in Leicester, United Kingdom and another in Braunschweig, Germany as well as two marketing employees who operate in Dunsford Park, Surrey in the United Kingdom. Sales are principally driven via telephone calls and direct contact with potential customers. Marketing is principally driven by direct mail and email.

Client Service and Support

It is our belief that customer service and support play an important part in the success of our business. Our sales group is available to our customers to provide day-to-day information and marketing advice to our clients as needed. Our production, studio and web teams provide ongoing information and marketing advice to our customers as needed. The events operations department also provides on site information support at all of our exhibitions and other events.

Operations

We currently own the office space of our United Kingdom headquarters in Swanley, Kent in the United Kingdom, where we employ approximately 220 individuals as of December 31, 2005. We also have smaller operations performed from offices in Surrey in the United Kingdom as well as in Braunschweig, Germany.

The office in Surrey is used to produce and administer the International Wine and Spirits Competition (“IWSC”). The various travel publications receive assistance in production and language translation from an employee in the Braunschweig, Germany office.

Competition

Competition in our market place comes from a number of areas, including major media public companies such as EMAP, Reed Elsevier and United Business Media, all of whom have significant business to business operations including magazines, events and online services.

We also have competitors who are significant business to business media companies such as Incisive,

Centaur, William Reed and Informa, as well as a wide range of smaller business to business companies, such as Datateam Publishing Ltd and Metropolis International (UK) Ltd, which normally specialize in a relatively narrow range of market sectors. In addition there is competition from Pro-Talk Ltd, a company that is a provider of on-line information which includes email newsletters in addition to publishing.

We believe that the key factor in protecting and growing our revenue will be to continue the development of new and diversified products which we offer through the launching of new events and on line services.

Human resources

As of February 1, 2006, the Company had approximately 240 full time employees worldwide, of which approximately 230 were employed in the United Kingdom, 5 in the United States and 5 in Germany. The Company’s employees are not represented by any labor union and the Company is not aware of any current activity to organize any of its employees.

Insurance

The Company currently purchases insurance policies for property and liability risks arising out of current operations.

Corporate Background

Corporate History Prior to the Acquisition of Nexus Media Communications

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

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. In addition, Pliva has assumed our future obligations under the royalty agreement with Louisiana State University (“LSU”). If Pliva is successful in obtaining approval from the Food and Drug Administration (“FDA”) they would be required to make certain royalty payments to LSU based on sales of the potential product. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the FDA. Ergo Texas may under some circumstances remain liable for some payments but they would have legal remedies available to them against Pliva.

From our inception through 2005, the Company has been unprofitable every year except 2003. We were profitable in 2003 solely because of the sale of the Company’s science assets to Pliva.

From November 2003 until February 2005, the Company had been reviewing and evaluating potential acquisitions.

Acquisition of Nexus Media Communications

Ergo acquired Nexus Media, the business to business publishing division of Highbury House Communications plc (“Highbury House”) a company organized under the laws of the United Kingdom, on April 1, 2005. The purchase price of GBP £12,500,000 (approximately $23,712,000) was subject to a GBP £1,041,000 (approximately $1,958,000) working capital adjustment. At closing therefore, the Company paid Highbury House GBP £11,459,000 (approximately $21,754,000).  After completion the final working capital amount was confirmed and an additional working capital adjustment was made to the Company in the amount of GBP £464,000 (approximately $873,000), which we received in the third quarter of 2005. In addition, Ergo received an additional GBP £320,000 (approximately $603,000) as reimbursement for warranty claims. As of December 31, 2005, Ergo had paid a total $20,918,000 related to the acquisition, which includes $640,000 in capitalized acquisition costs. The acquisition was funded by Ergo from its own cash and cash equivalents. Nexus Media is comprised of eight wholly-owned subsidiaries, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

Stock Transfer Restrictions

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

ITEM 1A. RISK FACTORS

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

Prior to April 1, 2005, Nexus Media had no history of operating as a stand-alone company, and it may be unable to make the changes necessary to operate as a stand-alone company, or it may incur greater costs as a stand-alone company that may cause its profitability to decline. Nexus Media had been operated by Highbury House as a division of its broader publishing organization rather than as a separate stand-alone company. Highbury House assisted Nexus Media by performing various corporate functions, including public relations, employee relations, financing and legal and tax functions. Following the acquisition, Highbury House had no obligation to provide these functions to Nexus Media. If Nexus Media is unable to implement its own systems and business functions or if it does not have agreements with other providers of these services, Nexus Media may not be able to effectively operate its business and its profitability may decline.

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

Further terrorist attacks and continued geo-political concern (including conflict in the Middle East) may significantly affect Nexus Media’s future results of operations or financial condition, whether as a result of (1) reduced attendance at, or curtailment or cancellation of, trade shows due to travel fears, (2) further reduction in economic activity and a related reduction in marketing expenditures on publications or trade shows, or (3) other circumstances that could result from these or subsequent attacks.

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

•      potentially adverse tax consequences; and

•      foreign currency exchange rate fluctuations.

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

Our future capital requirements may exceed our current capital resources.

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

In connection with the audit of the financial statements of the Company for the period ended December 31, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.

The Company discovered during the third quarter of 2005 that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media, resulting in a restatement of certain financial statements of Ergo as filed on Form 10-Q/A on November 22, 2005. This was determined by the Company during a review of its capitalized costs and sales and marketing expenses in the third quarter. Further, during the preparation of this annual report, it came to the Company’s attention that certain costs (principally editorial overheads), which should be classified as part of costs of revenues, were classified previously as general and administrative expenses in the financial statements for the years ended December 31, 2004 and 2003 as filed on Form 8-K/A on June 17, 2005. This error arose because Nexus Media’s annual financial statements for the years ended December 31, 2004 and 2003 were prepared by adjusting historic predecessor statutory financial information prepared in accordance with generally accepted accounting principles in the United Kingdom to generally accepted accounting principles in the United States of America. By contrast our quarterly financial statements have been derived from our management accounts. As a result, in this annual report the Company has reclassified $5,437,000 and $6,460,000 from general and administrative expenses to cost of revenues in relation to the years ended December 31, 2004 and 2003 respectively. The quarterly financial information already filed is classified correctly and requires no such reclassification.

As we do not currently have effective internal controls over financial reporting we may not be able to prevent or detect material misstatements. If we fail to establish the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and results of operations could be harmed, we could fail to be able to provide reasonable assurance as to our financial results or meet our reporting obligations, and there could be a material adverse effect on the price of our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Facilities

Ergo’s principal US office is located at 790 Turnpike St, Suite 202, North Andover, Massachusetts, where it leases approximately 250 square feet of office space on a month to month basis. Nexus Media’s primary operations are located at Media House, Azalea Drive, in Swanley, Kent in the United Kingdom.

A summary of our office facilities are as follows:

Location	Approximate Number of Square Feet Leased	Expiration of Lease

Swanley, Kent (United Kingdom)	24,800	Owned by the Company
Dunsford Park, Surrey (United Kingdom)	4,500	November 2009
Braunschweig (Germany)	1,100	Month to month basis
Manchester (United Kingdom)	460	Month to month basis
Leicester (United Kingdom)	260	Month to month basis
North Andover, Massachusetts (United States)	250	Month to month basis

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on December 30, 2005. The following matters were voted upon at the annual meeting:

(1)     William T. Comfort, III was elected to serve as a Director to hold office for a term of three years until the 2008 annual meeting of stockholders and until his successor is chosen and qualified. This matter was approved with 5,053,377 votes for the election of Mr. Comfort, 230,513 votes were withheld and 0 broker non-votes.

(2)     Charles E. Finelli was elected to serve as a Director to hold office for a term of three years until the 2008 annual meeting of stockholders and until his successor is chosen and qualified. This matter was approved with 5,031,858 votes for the election of Mr. Finelli, 252,032 votes were withheld and 0 broker non-votes.

(3)     Our stockholders also ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005. This proposal was approved with 5,265,340 votes for the proposal, 15,850 votes against the proposal, 2,700 abstentions and 0 broker non-votes.

In addition to Mr. Comfort and Mr. Finelli, Ling S. Kwok and Nadim Nsouli continued as directors after the 2005 Annual Meeting of Stockholders.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was quoted on the Nasdaq Stock Market through May 23, 2001 under the symbol “ERGO.”  Since that date, after a brief transition period during which our common stock was quoted on the NASD’s OTC Bulletin Board under the symbol “ERGG,” our common stock has been quoted on the NASD’s OTC Bulletin Board under the symbol “ERGO.”  At February 17, 2006, the number of record holders of our common stock was 258. The following table sets forth, for the periods indicated, the high and low sale price or bid information for our common stock as reported on the NASD’s OTC Bulletin Board, as applicable. Please note that the bid information relating to over-the-counter market quotations of our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

2005
First Quarter	$3.25	$2.21
Second Quarter	$3.00	$2.10
Third Quarter	$2.39	$1.14
Fourth Quarter	$1.35	$0.71

2004
First Quarter	$2.65	$1.95
Second Quarter	$2.80	$2.10
Third Quarter	$2.30	$1.95
Fourth Quarter	$2.47	$1.97

Dividends

We have not paid dividends to our stockholders since our inception. We are unable to pay dividends on our common stock without first obtaining the written consent of the holders of a majority of our outstanding series D exchangeable preferred stock. We do not anticipate asking the preferred shareholders to approve a dividend in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

This section includes selected financial data from the consolidated balance sheet (Ergo and Nexus Media) as of December 31, 2005 and for Nexus Media (its Predecessor) as of March 31, 2005, December 31, 2004 and December 31, 2003. The statements of operations and cash flows includes selected data for the nine month period ended December 31, 2005 (Ergo and Nexus Media) and for comparative purposes includes the Nexus Media stand alone combined statement of operations for the three month period ended March 31, 2005 and the years ended December 31, 2004 and 2003. This section also includes a separate table which sets forth the selected financial data for Ergo Science prior to its acquisition of Nexus Media on April 1, 2005.

The Company has been unable to obtain selected financial data for years 2002 and 2001 for Nexus Media, the predecessor company and therefore has not presented that information. Prior to the acquisition by Ergo, the entities comprising Nexus Media were operated by Highbury House as a division of its broader publishing organization rather than as a separate stand-alone company. Highbury House assisted Nexus Media by performing various corporate functions, including by managing accounts payable and by providing subscription management services, cash management, finance, legal and tax functions for Nexus Media. The financial records of Highbury House were designed principally for ease of producing consolidated Highbury House management information rather than for producing individual accounts for each of the Highbury House legal entities.

Following the acquisition of Nexus Media by Ergo, the process of deriving the 2004 and 2003 financial data for purposes of Ergo’s Form 8-K/A filing on June 17, 2005 required Ergo to extract the data principally from the accounting records of Highbury House. The process required significant assistance from Highbury House employees, in particular to extract the historical accounting information with respect to the businesses acquired by Ergo, to allocate the appropriate Highbury House corporate overhead to Nexus Media and to obtain necessary reconciliations of intercompany balances. Additionally, the records of Highbury House were not kept in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”), and Ergo required significant assistance from Highbury House employees to obtain the detailed supporting financial data and analysis necessary in order to convert the financial information to U.S. GAAP.

In order to derive the 2002 and 2001 selected financial data of Nexus Media, Ergo would have needed access to the accounting records of Highbury House and the assistance of Highbury House employees. However, on January 20, 2006, Highbury House went into receivership, and was administered by a receiver. The receiver immediately sold all of the assets of Highbury House, and all Highbury House employees have since left Highbury House. The offices of Highbury House have since been closed. Without the assistance of Highbury House employees, Ergo is not able to obtain all the detailed supporting financial data necessary in order to properly report the appropriate information in accordance with U.S. GAAP. For the reasons stated above, it is not possible for Ergo to include the selected financial data for 2002 and 2001 without unreasonable effort and expense.

The business of Nexus Media has significantly changed since 2001 and 2002. In 2003, Highbury House entered into an internal restructuring that affected Nexus Media by consolidating the physical operations of Nexus Media from four operating sites into one. The restructuring resulted in significant changes in overhead costs and management costs of Nexus Media. In addition, the business-to-business publishing industry has changed significantly from 2001 and 2002 by moving away from printed magazines toward web-based publications. In 2001 and 2002, Nexus Media principally derived revenue from printed magazines, but in 2005, printed magazines accounted for approximately half of the revenues of Nexus Media. For the reasons stated above, the Company believes that the omission of financial data for 2002 and 2001 would not have a material impact on a reader’s understanding of the financial results and conditions and related trends of the Company and its predecessor.

The following table sets forth selected consolidated financial data for the Company as of the dates and for the periods indicated. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this report.

	Ergo Nine months ended December 31, 2005	Predecessor Nexus Media Three months ended March 31, 2005	Predecessor Nexus Media Year ended December 31, 2004	Predecessor Nexus Media Year ended December 31, 2003
			Restated (6)	Restated (6)
Consolidated Statement of Operations Data:
Net revenue	$28,399,449	$6,584,877	$36,947,862	$39,595,643
Cost of revenue	18,765,679	5,922,761	27,936,671	33,761,814
Gross Profit	9,633,770	662,116	9,011,191	5,833,829
Operating expenses	12,222,332	2,486,022	8,036,032	11,396,217
Net operating (loss) income	(2,588,562)	(1,823,906)	975,159	(5,562,388)
Interest and other income	155,324	69,971	245,623	2,758,942
Net (loss) income before income taxes	(2,433,238)	(1,753,935)	1,220,782	(2,803,446)
Income tax expense (benefit)	200,640	(353,536)	625,054	(220,730)
Net (loss) income	$(2,633,878)	$(1,400,399)	$595,728	$(2,582,716)
Per Share Data (1):
Net loss per share – basic and diluted:	(0.45)	—	—	—
Weighted average shares outstanding	5,813,856	—	—	—
Statements of Cash Flow Data:
Net cash flows from operating activities	2,183,890	(1,575,573)	925,669	3,932,261
Net cash flows from investing activities (2)	(21,121,509)	(112,438)	(42,159)	3,427,034
Net cash flows from financing activities	—	—	—	(7,606,183)

	Ergo As of December 31, 2005	Predecessor Nexus Media As of March 31, 2005	Predecessor Nexus Media As of December 31, 2004	Predecessor Nexus Media As of December 31, 2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,220,399	$—	$1,710,235	$733,306
Receivable from Highbury House plc (3)	—	50,180,862	50,903,501	47,402,626
Working capital	3,045,449	(1,384,600)	(3,112,028)	(4,260,670)
Total assets	32,091,880	86,557,042	89,941,683	87,045,765
Long-term liabilities (4)	—	31,580,736	32,035,520	29,831,824
Total stockholders’ equity	$21,481,228	—	—	—
Owners net investment (5)	—	$21,911,952	$43,488,610	$39,917,907

(1)   Net income (loss) per common share is not calculated for the predecessor periods since the predecessor did not comprise a stand alone entity. Nexus was a part of Highbury House prior to being acquired by Ergo and therefore had no outstanding shares of its own on which earnings per share could be calculated.

(2)   Includes amounts paid for the acquisition of Nexus Media on April 1, 2005.

(3)   Represents amount due from Highbury House Communications plc, Nexus Media’s former parent company in the UK.

(4)   Represents amount due to Highbury House Communications plc, Nexus Media’s former parent company in the UK.

(5)   Prior to the acquisition of Nexus by Ergo Science, Nexus was part of Highbury House and therefore these amounts represent the “Owners net investment” in the business.

(6)   As discussed in Note 15 to the consolidated financial statements these amounts have been restated to reclassify $5,437,000 and $6,460,000 from general and administrative expenses to cost of revenues for the years ended December 31, 2004 and 2003.

The following table sets forth selected consolidated financial data for Ergo Science prior to its acquisition of Nexus Media as of the dates and for the periods indicated.

	Three months ended March 31, 2005	Year ended December 31, 2004	Year ended December 31, 2003	Year ended December 31, 2002	Year ended December 31, 2001
Consolidated Statement of Operations Data:
Operating expenses:
Research and development (1)	$—	$—	$(467,294)	$39,278	$55,454
General and administrative (2)	180,049	1,114,360	1,377,728	973,497	2,456,332

Total operating expenses	180,049	1,114,360	910,434	1,012,775	2,511,786

Other Income:
Interest income	136,630	326,904	263,607	426,493	1,260,964
Other income (3)	198,403	—	5,598,000	—	—

Total other income	335,033	326,904	5,861,607	426,493	1,260,964

Net income (loss) before income taxes	154,984	(787,456)	4,951,173	(586,282)	(1,250,822)

Income tax expense (4)	—	—	94,000	—	—

Net income (loss)	$154,984	$(787,456)	$4,857,173	$(586,282)	$(1,250,822)

Net income (loss) income per share
basic	$0.03	$(0.14)	$0.74	$(0.08)	$(0.18)
assuming dilution	$0.03	$(0.14)	$0.74	$(0.08)	$(0.18)

Weighted average common shares outstanding
basic	5,813,856	5,813,856	6,589,673	7,149,578	7,149,578
assuming dilution	5,813,856	5,813,856	6,603,389	7,149,578	7,149,578

	March 31, 2005	December 31, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,334,449	$26,453,190	$27,102,617	$24,938,233	$25,808,028
Investments	—	—	—	—	—
Working capital	26,116,428	25,961,444	26,748,428	24,307,106	24,888,851
Total assets	27,036,931	26,463,727	27,117,258	24,997,675	25,823,201
Total stockholders’ equity	$26,116,428	$25,961,444	$26,748,900	$24,309,384	$24,895,666

(1)   Includes a $500,000 credit to expense in 2003 to reflect an adjustment to an ERGOSET® related obligation.

(2)   Includes a loss on the disposal of equipment in 2001 in the amount of $3,201.

(3)   Includes a gain in 2003 from the sale of the Company’s science assets in the amount of $5,498,000 and a gain from the sale of the domain name ergo.com in the amount of $100,000. Includes a foreign exchange gain in 2005 in the amount of $198,403.

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

After the sale of the Company’s scientific and research assets on November 24, 2003, the Company had been reviewing and evaluating potential acquisitions.

Ergo acquired Nexus Media, the business to business publishing division of Highbury House Communications plc, a company organized under the laws of the United Kingdom, on April 1, 2005. The purchase price of GBP £12,500,000 (approximately $23,712,000) was subject to a GBP £1,041,000 (approximately $1,958,000) working capital adjustment. At closing therefore, the Company paid Highbury House GBP £11,459,000 (approximately $21,754,000).  After completion the final working capital amount was confirmed and an additional amount of GBP £464,000 (approximately $873,000) was paid to the Company in the third quarter. In addition, the Company received an additional GBP £320,000 (approximately $603,000) as reimbursement for warranty claims. As of December 31, 2005, the Company had paid a total $20,918,000 related to the acquisition, which includes $640,000 in capitalized acquisition costs. The acquisition was funded by the Company from its own cash and cash equivalents. Nexus Media is comprised of eight wholly-owned subsidiaries, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

Our products and services

Our wholly owned subsidiary, Nexus Media is comprised of eight wholly-owned subsidiaries which provide information across a diverse range of markets including printed magazines, web sites, data services and directories, staging exhibitions, conferences and award ceremony events.

Our business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review) and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

Our revenue is derived from a number of sources including the following:

•      magazine advertising, which accounted for 52% of revenue in 2005;

•      exhibitors, exhibition sponsors and attendees, which accounted for 15% of revenue in 2005;

•      sponsors/entrants/attendees at awards evenings and competitions, which accounted for 15% of revenue in 2005;

•      subscriptions/copy sales of magazines, which accounted for 7% of revenue in 2005;

•      sales of books, which accounted for 4% of revenue in 2005;

•      sales of content for third party use, primarily data related to the travel industry, which accounted for 3% of revenue in 2005;

•      Internet advertising, which accounted for 2% of revenue in 2005; and

•      conference attendees and sponsors, which accounted for 2% of revenue in 2005.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The application of GAAP requires that we make estimates that affect our reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ significantly from these estimates.

Revenue recognition

Revenue recognition policies, while an area of management focus, are generally straightforward in application as the timing of product or service delivery for the various revenue streams can be readily determined. The Company recognizes revenue from the following primary sources (1) business publications (2) event revenue and (3) subscription revenue.

•      Subscription revenue

Nexus publishes some magazines that readers subscribe to on an annual basis. These magazines are specialized and therefore are not distributed to the general public.  Revenue is received yearly in advance and the revenue is deferred and released on a monthly basis. A third party service organization is used to control the subscriptions.

•      Advertising revenue

Nexus sell advertising space within its published magazines.  Revenue is received in advance of the publication being issued. Revenue is recognized at the time the magazine is published which is the mailing date.

•      Exhibitions/Conferences/Competitions revenue

Most revenue is received in advance of the event occurring and constitutes the majority of the deferred income balance at any given period end. Contracts are drawn up in advance and signed by the customer.  The revenue is then recognized in the month the event occurs and until that time is deferred.

We believe that of our significant accounting policies, which are described in Note 2 to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.

•      cost recognition

•      accounting for acquisitions

•      impairment of long lived assets

•      income taxes

Cost recognition

At December 31, 2005, prepaid and other current assets included $410,000 of direct and incremental costs relating to events and magazines. The amount of such costs deferred requires an estimate of the proportion of each dedicated employees’ time on event organization, which is deferred, as compared to marketing and promoting such events to potential attendees, which is expensed as incurred. Management also monitors whether any events are likely to result in a loss and provides for such losses in the period when a determination is made that a loss is likely. At December 31, 2005, no provision for anticipated losses was recorded.

Accounting for Acquisitions

Significant judgment is required to estimate the fair value of purchased assets and liabilities at the date of acquisition, in particular the fair value of intangible assets. We recognized intangible assets and goodwill of $19,630,000 upon the acquisition of Nexus Media. Our process to determine the fair value of the trademarked titles, unregistered titles and contractual events involved calculating estimated future discounted cash flows which were based on estimates of the future revenue and operating costs as well as general market conditions.

Changes to the assumptions used would have resulted in different amounts being recorded for such intangible assets, with a consequential adjustment to goodwill. Any adjustment to the amount recorded for intangible assets that are amortized would lead to different amortization expense post-acquisition.

Impairment of long-lived assets

We assess the impairment of goodwill and indefinite life intangibles at least annually. The potential impairment of finite life intangibles is assessed whenever events or a change in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•      significant underperformance relative to historical or expected projected future operating results;

•      significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•      significant negative industry or economic trends;

•      significant decline in our stock price for a sustained period of time; and

•      our market capitalization relative to net book value.

When we determine that the carrying value of intangible assets, long-lived assets or goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

As discussed in Notes 4 and 5 to the consolidated financial statements, in the quarter ended December 31, 2005, we recorded impairments of $2,973,000 and $151,000 against goodwill and intangible assets, respectively. Future changes in the Company’s strategy and other changes in the operations of the Company could impact the projected future operating results that are inherent in the Company’s estimates of fair value, resulting in further impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets and goodwill could change and, therefore, impact the assessments of impairment in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The objectives of accounting for income taxes are to recognize the amount of taxes payable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company performs periodic evaluations of recorded tax assets and liabilities and maintains a valuation allowance if deemed necessary. The determination of taxes payable for the current year includes estimates. In the event that actual results differ materially from management’s expectations, the estimated taxes payable could materially change, directly impacting the Company’s financial position or results of operations.

At December 31, 2005, we reported federal net operating loss and research and experimentation carryforwards of approximately $77 million. If not used, the tax loss carryforwards will begin to expire in 2008. Ownership changes, as defined in the Internal Revenue Code sections 382 and 383 may have limited the amount of net operating loss carryforwards that can be utilized to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years. See Note 10 of Notes to Consolidated Financial Statements. The realization of any benefit of these loss carryforwards is dependent on future results and the actual amount of these loss carryforwards may change over time. The net operating tax loss carryforwards cannot be used to offset any taxable income of Nexus, as it is a foreign corporation.  Management has determined that, as of the balance sheet date, it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $33,721,000 has been established at December 31, 2005.

Results of Operations

Prior to the acquisition of Nexus Media on April 1, 2005, Ergo had no operations, having ceased its previous operations in November 2003. As a result, Nexus Media is considered to be the predecessor company. To assist in the understanding of the results of operations, management has presented supplemental historical results of Nexus Media. For the purpose of management’s discussion and analysis of financial condition and results of operations, management have combined the Company’s results for the nine months ended December 31, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the results of Nexus Media for the year ended December 31, 2004. The table represents an aggregation of the predecessor and successor results of operations. It has not been prepared in the same manner as pro forma financial information prepared in accordance with the SEC’s rules and regulations and is found preceding the discussion of the results of operations for the twelve months ended December 31, 2005. Management believes that this provides the most meaningful analysis of the Company’s results for the year ended December 31, 2005.

As discussed in Note 15 of the financial statements, the Company has restated its financial statements for the years ended December 31, 2004 and 2003 in order to reclassify $5,437,000 and $6,460,000 from general and administrative expenses to cost of revenues respectively.

For the years ended December 31, 2005 and 2004

Statement of Operations (Summary):

	Ergo Consolidated	Predecessor Nexus Media
	Nine months ended December 31, 2005	Three months ended March 31, 2005	Combined Total

Net revenues	$28,399,449	$6,584,877	$34,984,326
Cost of revenues	18,765,679	5,922,761	24,688,440
Gross profit	9,633,770	662,116	10,295,886

Operating expenses
General and administrative	8,945,754	2,433,071	11,378,825
Amortization of intangibles	152,616	52,951	205,567
Impairment of goodwill	2,973,000	—	2,973,000
Impairment of intangibles	150,962	—	150,962
Total operating expenses	12,222,332	2,486,022	14,708,354

Interest and other income	155,324	69,971	225,295

Net loss before taxes	(2,433,238)	(1,753,935)	(4,187,173)
Income tax expense (benefit)	200,640	(353,536)	(152,896)
Net loss	$(2,633,878)	$(1,400,399)	$(4,034,277)

Revenue decreased to $34,984,000 in 2005 from $36,948,000 in 2004, a decrease of 5.3%. The decrease of approximately $1,964,000 was primarily the result of declines in advertising revenue of $3,270,000 and circulation revenues of $94,000, offset by increases in event revenues of $1,400,000.

Events revenues increased by approximately $1,400,000 primarily due to the Icelandic Fisheries Exhibition (an event which occurs every three years) with revenues of approximately $2,100,000. This was offset by a decline in ECOC (European Conference and Exhibition on Optical Communications) revenues of $325,000 due to the event being poorly located in Glasgow, Scotland. There was also a decline in revenues of $360,000 related to UDTP (Undersea Defence Technology conference and Exhibition in the Pacific) as this event was held in 2004, but did not take place in 2005.

Advertising revenues declined by approximately $3,270,000, which was primarily the result of market declines in advertising volume in fiscal year 2005. The Nexus Media Communications advertising revenue in 2005 was approximately 44% lower than 2004. Nexus Media has been transitioning its core business towards revenue from events, sponsorships and on-line advertising. The increased revenue from its non-traditional areas of events, sponsorships and on-line advertising did not grow at the same rate as the decrease in traditional print advertising in 2005.

Gross profit percentage increased to 29% in 2005 from 24% in 2004. This increase is primarily the result of management initiatives to reduce cost of revenues, primarily through the pagination of the various magazines in order to match the costs to produce publications with the appropriate revenue earned from publications. This has resulted in costs savings in regards to printing, paper and distribution costs to the Company of approximately $900,000. Additionally gross profits increased as a result of the Icelandic Fisheries Exhibition, which recorded a gross profit of approximately $737,000 (35%) in 2005. As this event was not held in the prior year, there was no gross profit contribution related to this event in 2004.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $11,379,000 in 2005 from $7,629,000 in 2004, an increase of 49%. The increase of approximately $3,750,000 was due to costs of approximately $800,000 as a result of Nexus’ former parent company, Highbury House being put into receivership in the United Kingdom and Nexus assuming primary liability on two building leases. Receivership in the United Kingdom is similar to having a trustee in bankruptcy court in the United States. As result, Nexus was forced to accrued for these costs that otherwise would have been the responsibility of Highbury House. The Company also had increases in legal and professional fees of approximately $1,300,000, increases in personnel costs of approximately $400,000 and general and administrative costs of the US parent company of approximately $900,000. The primary reason for the increase in general and administrative costs was the result of additional compliance requirements that became necessary as a result of being acquired by a US public company.

Impairment of goodwill was $2,973,000 in 2005 and none in 2004. In 2005 an impairment was recorded in relation to the acquisition of Nexus Media, primarily due to the additional pre-acquisition liabilities arising as a result of Highbury House plc entering receivership on January 20, 2006, as discussed in Note 16 of the financial statements, and the underperformance of the Nexus Media business compared to our expectations at the time of acquisition.

Impairment of intangibles was $151,000 in 2005, as the result of the recording of an impairment charge related to two of the Company’s trademarked titles (Checkout and Independent Retail News), two of its unregistered titles (Grower and Television World), and one of its non-annual events (World Fishing Exhibition) for the nine months ended December 31, 2005. The impairment was the result of a determination by the Company that the expected future net cash flows of these intangible assets were likely to be lower than previously anticipated. The impairment was recorded due to decreases in revenue related to each of these titles and a continuing decrease in revenue for the World Fishing Exhibition.

Income tax expense (benefit) was a benefit of ($153,000) in 2005 compared to an expense of $625,000 in 2004. The expense decrease of approximately $800,000 was primarily due to a reduction in the taxable profits of Nexus from 2004 to 2005, less unutilized losses, resulting in a net benefit of $950,000 as well as the recording of a $250,000 tax benefit related to an adjustment to deferred tax assets for the US operations. These amounts were offset by an adjustment in the quarter ended June 30, 2005 pertaining to the carrying value of the deferred tax asset of Nexus in the amount of a $400,000. The adjustment for the Nexus deferred asset was the result of a determination by the Company that the recovery of  the deferred tax asset was no longer more likely than not due to interest charges arising on an intercompany loan established on April 1, 2005.

Net income (loss) decreased to a net loss of ($4,034,000) in 2005 from a net income of $596,000 in 2004. The decrease in net income was primarily due to the impairment of goodwill in the amount of $2,973,000 related to the acquisition of Nexus Media, as well as the reduction of revenue and increases in general and administrative expenses.

For the years ended December 31, 2004 and 2003

Revenue decreased to $36,948,000 in 2004 from $39,596,000 in 2003, a decrease of 7%. The decrease of approximately $2,648,000 was primarily the result of declines in advertising revenues of $500,000 and events revenues of $2,600,000, offset by increases in internet related revenues of $450,000.

Events revenues decreased by approximately $2,600,000 primarily due to The Vigo Exhibition in 2003 (an event which takes place once every six years) with revenues of approximately $3,125,000 which was not repeated in 2004. This was offset by increases in IWSC (International Wine and Sprit Competition) revenues of approximately $285,000 and ECOC (European Conference and Exhibition on Optical Communications) revenues of approximately $240,000.

Advertising revenue declined by approximately $500,000, which was primarily the result of a decrease in volume and was not a result of price related issues. This was offset by an increase in internet revenues of approximately $450,000. Nexus Media Communications revenue from advertising was approximately 53% of total revenue in 2003. Management has been transitioning its core business toward revenue from events, sponsorships and on-line advertising. Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.

Gross profit percentage increased to 24% in 2004 from 15% in 2003. The increase in gross profit was due to increases related to most parts of the Company’s businesses, primarily an increase in gross profit for the Harpers Wines and Spirits magazine which increased to 35% in 2004 from 23% in 2003.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees and accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses decreased to $7,629,000 in 2004 from $7,854,000 in 2003. The decrease of approximately $225,000 was primarily due to the reduction of overhead costs as a result of the decision to relocate the UK business from two leased offices into one owned facility.

Amortization of intangibles decreased to $205,000 in 2004 from $355,000 in 2003. The decrease of approximately $150,000 was primarily due to the reduction made to the value of the Company’s intangible assets as the result of an impairment made by Nexus in 2003, which is further detailed in the following paragraph.

Impairment of intangibles was $202,000 in 2004 and $3,187,000 in 2003. In 2004, the Company recorded an impairment in the amount of $202,000 related to its Television World magazine title. The impairment was recorded to reflect the significant decrease in revenue and profitability due to a decrease in the popularity of the television repair industry. In 2003, the Company recorded an impairment in the amount of $3,187,000 for its intangible assets for World Travel Guide titles, the European Conference on Optical Communications, and Euro Communications. The printed versions of the World Travel Guides had decreased significantly due to the changing delivery of business to business information from conventional formats to electronic and internet related formats. The impairments related to the European Conference on Optical Communications and Euro Communications was the direct result of a downturn in the communications industry.

Gain on sale of fixed asset was $2,555,505 in 2003. The gain was the result of the sale of a building by Nexus in June 2003 which resulted in gross proceeds of $3,901,194 and a cost basis of $1,345,689 resulting in a gain of $2,555,505 which was recorded in the statement of operations in 2003.

Income tax expense increased to $625,000 in 2004 from a benefit of ($221,000) in 2003. The increase of approximately $850,000 was primarily the result of a profitable year in 2004 as opposed to a net loss in 2003.

Net income (loss) increased to a net income of $596,000 in 2004 from a net loss of $2,583,000 in 2003. The increase in net income was primarily due to higher gross profit margin in 2004 as compared to 2003 as well as reductions in impairment of intangibles in 2004 compared to 2003.

Liquidity and Capital Resources

For the reasons outlined above, for the purpose of management’s discussion and analysis of liquidity and capital resources, in the table below management have combined the Company’s cash flows for the nine months ended December 31, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the cash flows of Nexus Media for the year ended December 31, 2004. Management believes that this provides the most meaningful analysis of the Company’s cash flows for the nine months ended December 31, 2005.

Statement of Cash Flows (Summary):

	Ergo Consolidated	Predecessor Nexus Media
	Nine months ended December 31, 2005	Three months ended March 31, 2005	Combined Total

Net cash provided by (used in) operating activities	$2,183,890	$(1,575,573)	$608,317
Net cash used in investing activities	(21,121,510)	(112,438)	(21,233,948)
Net decrease in cash and cash equivalents	(18,937,620)	(1,688,011)	(20,625,631)
Effect of exchange rates on cash and cash equivalents	21,973	(22,224)	(251)

Cash and cash equivalents at beginning of period	26,136,046	1,710,235	27,846,281

Cash and cash equivalents at end of period	$7,220,399	—	$7,220,399

Resources

On April 1, 2005, the Company used $21,754,000 of its own cash to complete the transaction of acquiring Nexus Media. The Company also incurred approximately $640,000 of transaction costs related to the acquisition, of which $519,000 was paid as of December 31, 2005. This was offset by the working capital adjustment of $873,000 favorable to the Company received in the third quarter and a warranty claim refund of approximately $603,000. As of December 31, 2005, the Company had $7,220,399 of cash and cash equivalents.

Cash and cash equivalents

Cash and cash equivalents were $7,220,399 and $1,710,235 at December 31, 2005 and 2004, respectively. The overall increase in cash and cash equivalents was due to the separation of Nexus from Highbury House after the acquisition by Ergo on April 1, 2005. Prior to the acquisition Nexus was making cash payments for various management and facility expenses to its former parent company, Highbury House.

For the years ended December 31, 2005 and 2004

Net Cash Flow from Operating Activities

Cash provided by operating activities was $608,000 during the year ended December 31, 2005 compared to $926,000 during the year ended December 31, 2004, a decrease of $318,000. The decrease in cash provided by operations in 2005 was primarily due to increases in cash payments made for general operating expenses of the Company.

Net Cash Flow from Investing Activities

Cash used in investing activities was $21,234,000 during the year ended December 31, 2005 compared to $42,000 during the year ended December 31, 2004. The cash used in investing activities in 2004 consisted of the purchase of property and equipment in the amount of $46,000 reduced by the proceeds on the disposal of property and equipment of $4,000. The cash used in investing activities in 2005 consisted of the acquisition of Nexus Media by Ergo in the amount of $20,918,000 and the purchase of computer equipment and furniture, fixtures and equipment in the amount of $316,000.

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

The Company cannot pay dividends on our common stock without first obtaining the written consent of the holders of a majority of our outstanding series D exchangeable preferred stock. The Company currently expects to reinvest all earnings to grow and develop the business.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Long-Term Contractual Obligations

As of December 31, 2005, the Company had contractual obligations related to operating leases for equipment, office space and automobiles. The following are our contractual commitments and obligations as of December 31, 2005:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Lease Obligations	$516,845	$346,118	$170,727	$—	$—

Included in the less than 1 year amount is a property lease obligation of approximately $284,000, which is a result of Highbury House plc being placed into receivership in the United Kingdom on January 20, 2006. Pursuant to the Purchase Agreement Highbury House would have been obligated to indemnify Nexus Holdings for any and all

Indemnified Obligations, and the indemnification amount would not have been limited to the amount remaining in the escrow account.  However, the Company believes that as a result of Highbury House being placed into receivership, Highbury House will not have sufficient funds available to be able to meet its indemnification obligations to Nexus Holdings under the Purchase Agreement.

Recent Accounting Pronouncements Not Yet Adopted

In December 2004, the FASB revised SFAS 123 (“SFAS 123(R)”). SFAS 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for periods beginning after December 15, 2005. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS 123. The issuance of additional stock options in the future could cause SFAS 123(R) to have a greater impact on our financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to the financial statements of prior periods to reflect changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as at the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as at the beginning of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Transaction risks

Transactions in currencies other than the functional currency are translated at either the exchange rate in effect at the end of the month in which the transaction occurs or in some cases the rate in effect at the date of the transaction. Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations.

Nexus Media’s cash balances consist of Euros, Icelandic Krona, British Pounds and U.S. Dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. The Company attempts to use natural hedging in respect of overseas events by holding advance revenues in the relevant foreign currency to the extent that local currency costs are anticipated. At December 31, 2005, the Company held approximately 7 million Icelandic Krona (approx $105,000), 42,000 Euros (approximately $50,000) and $147,000 U.S Dollars in the cash accounts and remains exposed to changes in the foreign currency rate. As of December 31, 2005, a 10% increase or decrease in the level of the Icelandic Krona exchange rate against the British Pound with all other variables held constant would result in a realized gain or loss of approximately $10,000. A 10% increase or decrease in the level of the Euro exchange rate against the British Pound with all other variables held constant would result in a realized gain or loss of approximately $5,000. As the date of events approach, exchange rate fluctuations are anticipated to have a decreasing impact on the Company’s financial statements, as costs are being incurred the Company will reduce cash balances collected in advance of the event. Even including the Icelandic Fishing event, which took place in September and will take place again in 2008, approximately 87% of our 2005 revenue was in sterling.

Nexus Media’s transaction risks as they pertain to cash balances were similar in the year ended December 31, 2004.

Translation risks

The financial statements of Nexus Media with a functional currency of British Pounds are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue and expenses are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive loss in stockholders’ equity of $2,001,322 at December 31, 2005. Future changes in the value of the US dollar to British Pound could have a material impact on our financial position.

Nexus Media’s translation risks as they pertain to the presentation of conversion of the Nexus financial statements from their functional currency of British Pounds into U.S. dollars were similar in the year ended December 31, 2004.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Rule 405 of Securities and Exchange Commission (“SEC”) Regulation C, the historical statements of Nexus Media have become the historical financial statements of Ergo, the registrant. As such, the financial statements included in this Form 10-K consist of consolidated balance sheets (Ergo and Nexus Media) as of December 31, 2005 and for Nexus Media stand alone as of March 31, 2005, December 31, 2004 and December 31, 2003. The statements of operations and cash flows consist of consolidated amounts for the nine month period ended December 31, 2005 (Ergo and Nexus Media) and the Nexus Media stand alone combined statement of operations for the three month period ended March 31, 2005 and the years ended December 31, 2004 and 2003.

The Company has also included in this section the historical audited financial statements of Ergo Science Corporation for 2004 and 2003 as filed with the SEC on Form 10-K on March 30, 2005.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP

Consolidated Balance Sheet as of December 31, 2005 and the Nexus Media (Predecessor) Consolidated Balance Sheet as of December 31, 2004

Consolidated Statements of Operations for the nine months ended December 31, 2005 and the Nexus Media (Predecessor) Statements of Operations for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the nine months ended December 31, 2005 and the Nexus Media (Predecessor) Statements of Cash Flows for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the nine months ended December 31, 2005 and the Nexus Media (Predecessor) Statements of Stockholders’ Equity for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003

Notes to the Consolidated Financial Statements

Index to Ergo Science Audited Financial Statements for the years 2004 and 2003

Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

Consolidated Balance Sheets as of December 31, 2004

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ergo Science Corporation

We have audited the accompanying consolidated balance sheets of Ergo Science Corporation and subsidiaries (“Ergo”) as of December 31, 2005 and Nexus Media and subsidiaries (“Predecessor”) as of December 31, 2004 respectively, and the related consolidated statements of income, stockholder’s equity, and cash flows of Ergo for the nine months ended December 31, 2005, and of the Predecessor for the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ergo as of December 31, 2005 and the Predecessor as of December 31, 2004, and the results of Ergo’s operations and cash flows for the nine months ended December 31, 2005 and of the Predecessor’s results of operations and cash flows for the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15, the accompanying Predecessor consolidated financial statements for the years ended December 31, 2004 and 2003 have been restated.

/s/ DELOITTE & TOUCHE LLP

London, United Kingdom
March 31, 2006

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEETS

		Predecessor
	Ergo	Nexus Media
	December 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$7,220,399	$1,710,235
Trade receivables (net of allowance of doubtful accounts at December 31, 2005: $175,252 and December 31, 2004: $275,904)	4,700,303	6,851,599
Inventory	273,470	554,818
Deferred taxes	525,993	422,836
Prepaid and other current assets	935,936	1,618,505
Total current assets	13,656,101	11,157,993
Property & equipment, net	3,800,299	4,217,589
Intangible assets, net	6,528,140	7,146,680
Goodwill	8,107,340	16,368,388
Receivable from Highbury House plc	—	50,903,501
Deferred taxes	—	147,532
Total assets	$32,091,880	$89,941,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,860,815	$7,182,762
Deferred revenue	3,456,656	3,394,882
Other creditors	402,858	426,793
Payable to Highbury House plc	—	3,413,116
Income taxes payable	890,323	—
Total current liabilities	10,610,652	14,417,553

Other long-term liabilities (Highbury House plc)	—	32,035,520

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at December 31, 2005 (liquidation preference of $12,970,020 at December 31, 2005)	4,306,520	—
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and 5,813,856 outstanding at December 31, 2005	71,496	—
Additional paid-in capital	111,880,321	—
Cumulative dividends on preferred stock	(2,296,953)	—
Accumulated deficit	(88,061,177)	—
Treasury stock (at cost), 1,335,722 shares at December 31, 2005	(2,417,657)	—
Cumulative translation adjustment	(2,001,322)	—
Owner’s net investment	—	43,488,610
Total stockholders’ equity	21,481,228	43,488,610
Total liabilities and stockholders’ equity	$32,091,880	$89,941,683

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

		Predecessor
	Ergo Nine months ended December 31, 2005	Nexus Media Three months ended March 31, 2005	Nexus Media Year ended December 31, 2004	Nexus Media Year ended December 31, 2003
			(Restated)	(Restated)

Net revenues	$28,399,449	$6,584,877	$36,947,862	$39,595,643
Cost of revenues	18,765,679	5,922,761	27,936,671	33,761,814
Gross profit	9,633,770	662,116	9,011,191	5,833,829

Operating expenses:
General and administrative	8,945,754	2,433,071	7,629,106	7,854,731
Amortization of intangibles	152,616	52,951	205,296	354,803
Impairment of goodwill	2,973,000	—	—	—
Impairment of intangibles	150,962	—	201,630	3,186,683
Gain on sale of fixed asset	—	—	—	(2,555,505)
Total operating expenses	12,222,332	2,486,022	8,036,032	8,840,712
Net operating income (loss)	(2,588,562)	(1,823,906)	975,159	(3,006,883)
Other Income:
Interest and other income	155,324	69,971	245,623	203,437
Net income (loss) before taxes	(2,433,238)	(1,753,935)	1,220,782	(2,803,446)
Income tax expense (benefit)	200,640	(353,536)	625,054	(220,730)
Net income (loss)	$(2,633,878)	$(1,400,399)	$595,728	$(2,582,716)

Net loss per common share:
Basic	$(0.45)
Diluted	$(0.45)
Weighted average common shares outstanding:
Basic	5,813,856
Diluted	5,813,856

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Predecessor
	Ergo Science Consolidated Nine months ended December 31, 2005	Nexus Media Three Months ended March 31, 2005	Nexus Media Year ended December 31, 2004	Nexus Media Year ended December 31, 2003
Cash flows from operating activities:
Net (loss) income	$(2,633,878)	$(1,400,399)	$595,728	$(2,582,716)
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Depreciation	221,959	73,976	295,114	887,824
Amortization of intangibles	152,616	52,951	205,296	354,803
Impairment of goodwill	2,973,000	—	—	—
Impairment of intangibles	150,962	—	201,630	3,186,683
Bad debt expense	313,548	116,600	204,090	140,575
Deferred income taxes	218,752	(348,809)	87,984	(330,277)
Gain on sale of fixed asset	—	—	—	(2,555,505)
Other non-cash	(29,235)	—	—	766,137
Changes in operating assets and liabilities:
Accounts receivable	(443,489)	1,611,211	914,042	(1,193,538)
Inventory	83,288	56,540	663,547	(230,540)
Payable to parent company	—	—	(7,421,833)	4,986,857
Prepaid expenses and other current assets	1,809,603	(1,022,749)	1,734,022	(1,028,437)
Accounts payable	943,111	(2,335,763)	3,893,302	(71,940)
Accrued expenses and deferred revenue	(1,794,011)	2,047,033	(109,980)	1,378,335
Other creditors	217,664	(426,164)	(337,273)	224,000
Net cash provided by (used in) operating activities	2,183,890	(1,575,573)	$925,669	$3,932,261
Cash flows from investing activities:
Purchase of property and equipment	(203,714)	(112,438)	(45,825)	(474,160)
Proceeds on disposal of property and equipment	—	—	3,666	3,901,194
Acquisition of Nexus Media	(20,917,796)	—	—	—
Net cash (used in) provided by investing activities	(21,121,510)	(112,438)	(42,159)	3,427,034
Cash flows from financing activities:
Dividends paid to Highbury House	—	—	—	(7,606,183)
Net cash used in financing activities	—	—	—	(7,606,183)
Net (decrease) increase in cash and cash equivalents	(18,937,620)	(1,688,011)	883,510	(246,888)
Effect of exchange rates on cash and cash equivalents	21,973	(22,224)	93,418	61,305
Cash and cash equivalents at beginning of period	26,136,046	1,710,235	733,307	918,890
Cash and cash equivalents at end of period	$7,220,399	$—	$1,710,235	$733,307

The accompanying notes are an integral part of the consolidated financial statements

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Cumulative Dividends on Preferred	Accumulated	Treasury Stock		Owner’s Net	Cumulative Translation	Total Invested	Total Stockholders’	Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Investment	Adjustment	Equity	Equity	Income (loss)
Predecessor:
Balance at January 1, 2003										$45,284,892	—	$45,284,892	$—	$—

Net loss										(2,582,716)	—	(2,582,716)	—	(2,582,716)
Dividends to Highbury House										(7,606,183)	—	(7,606,183)	—	—
Capital contribution by Highbury House										766,833	—	766,833	—	—
Cumulative translation adjustment										—	4,055,776	4,055,776	—	4,050,776
Total comprehensive income													—	1,473,060

Balance at December 31, 2003										35,862,826	4,055,776	39,918,602	—	—

Net income										595,728	—	595,728	—	595,728
Cumulative translation adjustment										—	2,974,280	2,974,280	—	2,974,280
Total comprehensive income													—	3,570,008

Balance at December 31, 2004										36,458,554	7,030,056	43,488,610	—	—

Net loss										(1,400,399)	—	(1,400,399)	—	(1,400,399)
Dividends to Highbury House										(28,216,359)	—	(28,216,359)	—	—
Capital contribution by Highbury House										8,631,901		8,631,901	—	—
Cumulative translation adjustment										—	(591,803)	(591,803)	—	(591,803)
Total comprehensive loss													—	(1,992,202)

Balance at March 31, 2005										15,473,697	6,438,253	21,911,950	—

Ergo:
Balance at April 1, 2005	6,903	4,306,520	7,149,578	71,496	111,880,321	(2,296,953)	(85,427,299)	1,335,722	(2,417,657)	—	—	—	$26,116,428	$—

Net consolidated loss for the nine month period ended December 31, 2005							(2,633,878)						(2,633,878)	(2,633,878)

Cumulative translation adjustment											(2,001,322)		(2,001,322)	(2,001,322)
Total comprehensive loss													—	(4,635,200)

Balance at December 31, 2005	6,903	$4,306,520	7,149,578	$71,496	$111,880,321	$(2,296,953)	$(88,061,177)	1,335,722	$(2,417,657)	(2,001,322)	(2,001,322)	—	$21,481,228

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.                                        Overview

Background

Ergo Science Corporation (the “Company” or “Ergo”) acquired the business to business publishing division (“Bcom” or “Nexus Media Communications” or “Nexus Media” or the “Predecessor”) of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom on April 1, 2005. The purchase price of GBP £12,500,000 (approximately $23,712,000) was subject to a GBP £1,041,000 (approximately $1,958,000) working capital adjustment. At closing therefore, the Company paid Highbury House GBP £11,459,000 (approximately $21,754,000).  After completion the final working capital amount was confirmed and an additional working capital adjustment was made to the Company in the amount of GBP £464,000 (approximately $873,000), which we received in the third quarter. In addition, the Company received an additional GBP £320,000 (approximately $603,000) as reimbursement for warranty claims. As of December 31, 2005, the Company had paid a total $20,918,000 related to the acquisition, which includes $640,000 in capitalized acquisition costs. The acquisition was funded by the Company from its own cash and cash equivalents. Nexus Media is comprised of eight wholly-owned subsidiaries, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies.

The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review) and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

2.                                        Summary of significant accounting policies

Basis of presentation

These financial statements include a consolidated balance sheet (Ergo and Nexus Media) as of December 31, 2005 and a Nexus Media stand alone combined balance sheet as of December 31, 2004. The statement of operations includes a consolidated statement for the nine month period ended December 31, 2005 (Ergo and Nexus Media) and for comparative purposes includes the Nexus Media stand alone combined statement of operations for the three month period ended March 31, 2005 and the years ended December 31, 2004 and 2003. The statement of cash flows includes a consolidated statement for the nine month period ended December 31, 2005 and for comparative purposes includes the Nexus Media stand alone combined statement of cash flows for the three months ended March 31, 2005 and the Nexus Media stand alone combined statement of cash flows for the years ended December 31, 2004 and 2003.

The Company has included condensed consolidated financial statements for Ergo Science Corporation (prior to the acquisition of Nexus Media) for the three month period ended March 31, 2005 as a footnote to these financial statements (See Note 17).

The combined financial statements of the Predecessor have been derived from the aggregation of the financial statements of the individual Nexus Media entities and the accounting records of Highbury House and reflect the historical basis of assets and liabilities of the Nexus Media entities under US GAAP.

The combined financial statements include allocations of certain Highbury House expenses including the items described below:

General corporate expenses

Highbury House allocated general corporate expenses for each fiscal year based on head count.  These allocations are reflected in the general and administrative expenses line in the Combined Statement of Operations.

The allocation based on headcount is primarily for treasury, purchase ledger processing and audit fees and amounted to $708,000 and $2,204,000 for 2004 and 2003 respectively.  The decrease relates to the reduction in services provided by Highbury House following a reorganization in 2003 and Nexus Media undertaking more of these services themselves.  Management believes the costs of these services charged down are a reasonable representation of the costs that would have incurred if Nexus Media had performed these functions as a stand-alone company.

Income taxes

Nexus Media’s income taxes are calculated on a separate tax return basis.  Valuation allowances are recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future.  The deferred tax assets recorded in the historical combined financial statements represent the estimated amount of deferred tax assets that would have been recorded had Nexus Media not had the benefit of tax sharing arrangements to other Highbury House entities.  Where unrecognized deferred tax assets were transferred to Highbury House the consideration received has been recorded as a capital contribution.

Cash and cash equivalents

The Company considers all highly liquid investments with maturity of 90 days or less at the date of purchase to be cash equivalents. At December 31, 2005 and 2004, the Company’s cash equivalents consisted only of investments in cash accounts.

Revenue recognition

The Company recognizes revenue from the following primary sources (1) business publications (2) event revenue and (3) subscription revenue. The Company considers amounts to be earned from the sale of goods and services only once evidence of an arrangement has been obtained, delivery of goods and services has occurred, fees are fixed or determinable and collection is reasonably assured. For business publication all criteria are deemed to be met on the mailing date of the publication. Similarly, Competition or Event revenue is recognized on the date the actual event takes place. Any income received in advance is deferred until such dates. Subscription revenue is recognized over the period of the subscription.

Cost recognition

Prepaid expenses consist primarily of prepaid event expenses and prepaid publication production costs plus direct and incremental costs, including salary costs for employees dedicated to planning events and producing magazines. Deferred costs are charged to expenses at the time of the related event or when the magazine is mailed to the customer. Where it is anticipated that an event will be loss making, the total anticipated loss is recognized when management consider a loss likely.

Advertising costs

Costs related to advertising and service promotion are charged to operating expense as incurred. Advertising expense was $118,000, for the nine months ended December 31, 2005. Advertising expense for Nexus Media (Predecessor) for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003 was $101,000, $510,000, and $399,000, respectively.

Use of estimates

When applying the Company’s accounting policies, management must make assumptions and estimates concerning the future that affect the carrying amounts of assets and liabilities at the balance sheet date, the disclosure of contingencies that existed at the balance sheet date and the amounts of revenue and expenses recognized during the accounting period. Estimates and assumptions are particularly important in accounting for impairment of long-lived assets, deferred revenue and costs and income taxes. Estimates and assumptions used are based on factors such as historical experience, the observance of trends in the industry in which the Company operates and information available from the Company’s customers and other outside sources. Due to the inherent uncertainty involved in making assumptions and estimates, actual outcomes could differ from those assumptions and estimates.

Stock based compensation

Stock based compensation is provided to employees, directors and consultants under the Company’s 2001 Employee, Director and Consultant Stock Plan.

Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and accounts for its stock based awards in accordance with the provisions set forth within Accounting Principles Board Opinion 25 (“APB 25”) and related interpretations. Accordingly, no compensation cost has been recognized for its stock option plans as all options have been issued for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the nine months ended December 31, 2005 would have been increased to the pro forma amounts indicated below:

For the nine months ended December 31, 2005
Net loss:
As reported	$(2,633,878)
Deduct: Pro forma stock compensation expense, net of tax	(6,554)
Pro forma	$(2,640,432)
Net loss per share—basic
As reported	$(0.45)
Pro forma	(0.45)
Net loss per share—diluted
As reported	$(0.45)
Pro forma	(0.45)

During 2005, the Company granted 22,500 options to purchase common stock to a Director of the Company at an exercise price of $2.40. These options were issued at prices equal to the market price on the grant dates and a fair value of $1.22 per share.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	4.77%

No stock options were granted in 2004 or 2003.

Nexus Media had no stock based compensation, therefore pro-forma net income is identical to the amounts disclosed within the income statement for the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003.

Net income (loss) per common share

Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options using the treasury stock method. The diluted loss per common share calculated for the nine months ended December 31, 2005 excludes the effect of 50,875 options outstanding since their inclusion would be anti-dilutive. Net income (loss) per common share is not calculated for the predecessor periods since the predecessor did not comprise a stand alone entity. Nexus was a part of Highbury House and therefore had no outstanding shares of its own on which earnings per share could be calculated.

Allowance for doubtful accounts

The Company regularly assesses its ability to collect outstanding customer invoices and in so doing must make estimates of the Company’s ability to collect outstanding accounts receivable. The Company provides an allowance for doubtful accounts when it determines that the collection of an outstanding customer receivable is no longer probable. Management specifically analyzes accounts receivable and historical bad debts experience, and changes in customer payment history when evaluating the adequacy of the allowance for doubtful accounts. If any of these factors change, estimates may change as well, which could affect the level of future provisions for doubtful accounts.

Inventory

Inventory is stated at the lower-of-cost, including appropriate overheads, or market, determined on the first in first out basis.

Property and equipment, net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line basis over the estimated useful life of the various asset classes. Repairs and maintenance costs are charged to expense as incurred. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income and recorded in the statement of operations.

The estimated useful lives of items of property and equipment are in the following ranges:

Asset type	Estimated Lives
Computer equipment	2 – 4 years
Furniture, fixtures and equipment	6 – 7 years
Buildings	40 years

Loss contingencies

The Company records estimated loss contingencies when information is available that indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. When no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, the Company discloses such contingencies when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. Determining the likelihood of incurring a liability and estimating the amount of the liability involves significant judgment. If the Company had used different assumptions, the amount of loss contingencies recorded could have differed materially.

Concentration of credit risk

It is the Company’s policy to single source its paper, printing and distribution in order to realize economies of scale.  Management considers that alternative suppliers could be found in the medium term.  However, the loss of a paper, printing or distribution supplier could, in the short term, adversely affect the Company’s business until alternative supply arrangements are secured.

Fair value of financial instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities.

Leases

Leases that confer rights and obligations similar to those that attach to owned assets and meet the conditions specified by SFAS 13 “Accounting for Leases” are classified as capital leases. All other leases are classified as operating leases. Operating lease rentals, and any incentives receivable, are recognized in expense on a straight-line basis over the term of the lease. All of the Company’s and Predecessor’s leases have been classified as operating leases throughout all periods presented within these financial statements.

Goodwill

Goodwill arises on the acquisition of subsidiaries and associates and represents the excess of the cost of the acquired entity over the Company’s interest in the fair value of the entity’s identifiable assets, liabilities and contingent liabilities determined at the date of acquisition. Goodwill is not amortized but is tested at least annually for impairment and carried at cost less any recognized impairment losses.

Intangible assets, net

An intangible resource acquired in a business combination is recognized as an intangible asset if it is separable from the acquired business or arises from contractual or other legal rights. Intangible assets are stated at cost less accumulated amortization and any recognized impairment losses.

(I) Finite Lived Intangible assets acquired in business combinations

An acquired intangible asset is amortized on a straight-line basis so as to charge its cost, which represents its fair value at the date of acquisition, to expense over its expected useful life. Acquired intangible assets mainly comprise trademarks, magazine title and contractual events. The expected useful lives of these assets are in the range of 10 to 30 years and the weighted average expected useful life is 20 years.

(II) Indefinite lived intangible assets

Indefinite life assets are comprised primarily of trademarked titles and unregistered titles. As the life of these assets is indefinite, the company reviews these assets at least annually for impairment and to asses if the useful life has become determinable. The asset will then be amortized over the finite useful life that has been determined.

Impairment of long-lived assets

(a) Finite lived

Long-lived assets to be held and used, including finite lived intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying amount of the asset or asset group may not be recoverable.

The carrying value of a long-lived asset or asset group is considered to be impaired when the undiscounted expected future cash flows from the asset or asset group are less than its carrying amount. In that event, an impairment loss is recognized to the extent that the carrying amount of the asset or asset group exceeds its fair value. Fair value is estimated using either the present value of the expected future cash flows from the asset or asset group discounted at a rate commensurate with the risk involved or the relief from royalty method.

(b) Indefinite lived

Indefinite lived assets are tested for impairment at least annually or more frequently if an impairment indicator exists. The Company compares the fair value of the asset, estimated through discounted anticipated future cash flows, to its book value, with any impairment recorded to the income statement. Discount rates used are commensurate with the risk involved.

(c) Goodwill

The Company assesses the impairment of goodwill at least annually for impairment and whenever events or a change in circumstances indicate the carrying value may not be recoverable.

Firstly, to identify potential impairment of the goodwill, the fair value of the reporting unit to which the goodwill is allocated is compared with its carrying amount. Fair value is determined based on quoted market prices, where available, or is estimated as the present value of the expected future cash flows from the reporting unit discounted at a rate commensurate with the risk involved.

Secondly, if the carrying amount of the reporting unit including the goodwill exceeds its fair value, the goodwill is tested for impairment based on its implied fair value. The implied fair value of goodwill represents the excess of the fair value of the reporting over the fair value of its identifiable assets, liabilities and contingent liabilities at the date of the impairment test. An impairment loss is recognized if and to the extent that the carrying amount of the goodwill exceeds its implied fair value.

Income taxes

Current tax is the amount of tax payable or recoverable in respect of the taxable profit or loss for the period. Taxable profit differs from accounting profit because it excludes items of income or expense recognized for accounting purposes that are either not taxable or deductible for tax purposes or are taxable or deductible in other periods. Current tax is calculated using tax rates that have been enacted at the balance sheet date.

The Company recognizes provisions in respect of uncertain tax positions whereby additional current tax may become payable in future periods following the audit by the tax authorities of previously filed tax returns. Provisions for uncertain tax positions are based upon management’s assessment of the likely outcome of issues associated with assumed permanent differences, interest that may be applied to temporary differences, the possible disallowance of tax credits and penalties and are classified as current liabilities. Provisions for uncertain tax positions are reviewed regularly and are adjusted to reflect events such as the expiry of limitation periods for assessing tax, administrative guidance given by the tax authorities and court decisions.

Deferred tax is tax expected to be payable or recoverable on differences between the carrying amount of an asset or a liability and its tax base used in the computation of taxable profit. Deferred tax is accounted for using the liability method, whereby deferred tax assets and liabilities are generally recognized for all temporary differences based on enacted tax rates. Deferred tax assets are reduced through the establishment of a valuation allowance at such time as, based on available evidence, it is more likely than not that the deferred tax asset will not be realized.

Deferred tax assets and liabilities are offset when there is a legally enforceable right to set off current tax assets against current tax liabilities and when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. (See Note 10).

Foreign currency translation

At entity level, transactions denominated in currencies other than the entity’s functional currency are translated into the entity’s functional currency at the exchange rate ruling on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are retranslated at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized in the statement of income for the period. The operating entities use GBP as the functional currency.

On consolidation, the results of operations and cash flows of entities whose functional currency is other than the US dollar are translated into US dollars at the average exchange rate for the period and their assets and liabilities are translated into US dollars at the exchange rate ruling on the balance sheet date. Currency translation differences are recognized within other comprehensive income as a separate component of shareholders’ equity. In the event that such an operation is sold, the cumulative currency translation differences that are attributable to the operation are reclassified to income.

Segment reporting

The Company is currently managed based as a single operating segment for the purpose of making operating decisions and assessing performance. This assessment is based on the information provided to, and reviewed by the Company’s Chief Operating Decision Maker (CODM), the Ergo Board. On a regular basis, the Company’s CODM reviews the operations of Nexus media, and uses this information to determine the allocation of Company resources. Accordingly, the Company currently reports only applicable enterprise-wide disclosures as prescribed within SFAS 131 (See Note 13).

Recent accounting pronouncements not yet adopted

In December 2004, the FASB revised SFAS 123 (“SFAS 123(R)”). SFAS 123(R), Share-Based Payment, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. SFAS 123(R) is effective for periods beginning after December 15, 2005. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS 123. The issuance of additional stock options in the future could cause SFAS 123(R) to have a greater impact on our financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to the financial statements of prior periods to reflect changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as at the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as at the beginning of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material effect on its consolidated financial position, results of operations or cash flows.

3.     Acquisition of Nexus Media Communications

On April 1, 2005, the Company acquired Nexus Media Communications from Highbury House as a wholly owned subsidiary, with a purchase price of GBP £12,500,000 (approximately $23,713,000), subject to a GBP £1,041,000 (approximately $1,958,000) working capital adjustment. At closing therefore, the Company paid Highbury House GBP £11,459,000 (approximately $21,754,000).  After completion the final working capital amount an additional amount of GBP £464,000 (approximately $873,000) was paid to the Company in the third quarter. In addition, the Company received an additional GBP £320,000 (approximately $603,000) as reimbursement for warranty claims. As of December 31, 2005, the Company had paid a total $20,918,000 related to the acquisition, which includes $640,000 in capitalized acquisition costs. The acquisition was funded by the Company from its own cash and cash equivalents. Nexus Media, comprising eight wholly-owned subsidiaries, enables the Company to provide information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies

The operations of Nexus Media have been included within the income statement of the combined entity from the date of acquisition; April 1, 2005 through the end of the nine month reporting period ended December 31, 2005. No in process research and development was acquired or written off in conjunction with this acquisition.

The purchase price allocation is as follows:

Description	April 2005
Assets:
Trade receivables	$5,002,271
Inventory	386,020
Other current assets	3,539,759
Property and equipment	4,174,136
Goodwill	12,171,097
Intangible assets	7,458,481
Total assets acquired	$32,731,764
Liabilities:
Accounts payable	$1,714,581
Deferred revenue and accrued expenses	9,228,890
Deferred taxes	870,498
Total liabilities	11,813,969
Net assets acquired	$20,917,795

Represented by:
Cash paid at closing	$21,753,670
Acquisition costs	640,604
Working capital adjustment refund	(873,000)
Warranty claim refund	(603,479)
$20,917,795

The unaudited pro forma financial information in the table below summarizes the combined results of Nexus Media and Ergo for the years ended December 31, 2005 and 2004 as though the companies had been combined as of January 1, 2004. The pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

	2005	2004
Revenue	$34,984,326	$36,947,862
Net loss	(4,034,277)	(191,728)
Loss per common share	$(0.69)	$(0.03)

4.              Impairment of goodwill

At December 31, 2005, upon completion of a test on the carrying value of goodwill in accordance with SFAS 142, the Company recorded an impairment of $2,973,000 to the goodwill related to the acquisition of Nexus Media.

The fair value of the reporting units calculated as of December 31, 2005 was based on a discounted cash flow model with appropriate market and business risk factored in based upon the Company’s Board approved budgets. As a part of the process of creating the discounted cash flow model, the Company’s management was required to make estimates and assumptions regarding future revenues, costs and cash flows. In addition, the use of a discounted cash flow model requires management to make estimates and assumptions about the discount factor, timing of cash flows, terminal values and future growth rates. The assumptions made in calculating the impairment charges represent management’s best estimates based on currently available information. Changes to any of these assumptions can have a material impact on the discounted cash flows and the outcome of the impairment review.

Management believes this impairment has become necessary as a result of the additional pre-acquisition liabilities that have arisen as a result of Highbury House plc entering receivership on January 20, 2006, as discussed in Note 16, and the underperformance of the Nexus Media business compared to the Company’s expectations at the time of acquisition.

5.              Intangible assets, net

All intangible assets were acquired in conjunction with the acquisition of Nexus Media on April 1, 2005 (See Note 3).

Intangible assets consist of the following at December 31:

	Weighted average amortization	Ergo	Predecessor Nexus Media
	period	2005	2004
Finite Lived Intangible Assets:
Trademarked titles	19 years	$1,624,266	$2,324,108
Unregistered titles	18 years	1,873,492	3,245,704
Contractual events	29 years	504,970	319,972
Total	20 years	4,002,728	5,889,784
Less: accumulated amortization		(152,616)	(1,425,504)
		3,850,112	4,464,280
Indefinite Lived Intangible assets:
Trademarked titles	N/A	1,503,950	1,676,500
Unregistered titles	N/A	1,174,078	1,005,900
Total intangible assets		$6,528,140	$7,146,680

Amortization expense was $152,616, $52,951 (Predecessor), $205,296 (Predecessor) and $354,803 (Predecessor) for the nine months ended December 31, 2005, the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003, respectively.

An impairment review of the Company’s intangible assets was performed and resulted in the following impairment losses as of December 31, 2005:

Trademarked titles	$62,160
Unregistered titles	76,369
Contractual events	12,433
Total	$150,962

The fair value of the intangible assets were measured based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. The Company recorded an impairment charge related to two of its trademarked titles (Checkout and Independent Retail News), two of its unregistered titles (Grower and Television World), and one of its non-annual events (World Fishing Exhibition) for the nine months ended December 31, 2005 in the amount of $150,962. The impairment was the result of a determination by the Company that the fair values of these intangible assets, principally determined using the relief from royalty method, were likely to be lower than previously anticipated. In 2004, the Company recorded an impairment in the amount of $202,000 related to its Television World magazine title. The impairment was recorded to reflect the significant decrease in revenue and profitability as a result of the decrease in the popularity of the television repair industry. In 2003, the Company recorded an impairment in the amount of $3,187,000 for its intangible assets for World Travel Guide titles, the European Conference on Optical Communications, and Euro Communications. The printed versions of the World Travel Guides had decreased significantly due to the changing delivery of business to business information from conventional formats to electronic and internet related formats. The impairments related to the European Conference on Optical Communications and Euro Communications was the direct result of a downturn in the communications industry.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of December 31, 2005 is as follows:

Fiscal Year	Trademarks	Unregistered Titles	Contractual Events	Total
2006	$79,065	$101,409	$16,765	$197,239
2007	79,065	101,409	16,765	197,239
2008	79,065	101,409	16,765	197,239
2009	79,065	101,409	16,765	197,239
2010	79,065	101,409	16,765	197,239
thereafter (a)	1,161,908	1,294,482	407,527	2,863,917
Total	$1,557,233	$1,801,527	$491,352	$3,850,112

(a) Trademarks will be fully amortized in the year 2025, unregistered titles will be fully amortized in the year 2030 and contractual events will be fully amortized in the year 2035.

6.              Inventory

As of December 31, inventory consisted of the following:

		Predecessor
	Ergo	Nexus Media
	2005	2004
Raw Materials	$83,843	$111,074
Work in progress	—	74,199
Finished goods	189,627	369,545
Total	$273,470	$554,818

7.              Property and equipment, net

Property and equipment consists of the following at December 31:

		Predecessor
	Ergo 2005	Nexus Media 2004
Computer equipment	$315,371	$2,200,177
Furniture, fixtures and equipment	549,994	827,712
Land	1,289,100	1,437,000
Building and improvements	1,877,785	2,544,312
	4,032,250	7,009,201
Accumulated depreciation and amortization	(231,951)	(2,791,612)
Equipment, net	$3,800,299	$4,217,589

Depreciation expense for the nine months ended December 31, 2005 for Consolidated Ergo was $221,959. Depreciation expense for Nexus Media (Predecessor) for the three months ended March 31, 2005 and for the years ended December 31, 2004 and 2003 was $73,976, $295,114, and $887,824, respectively.

8.            Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following at December 31,

		Predecessor
	Ergo 2005	Nexus Media 2004
Accounts payable	$2,314,376	$4,114,947
Accrued legal & professional	1,024,455	180,104
Accrued other expenses	2,521,984	2,887,711
Total accounts payable and accrued expenses	$5,860,815	$7,182,762

9.     Operating leases

The Company has various non-cancelable operating leases for office space, equipment and automobiles that expire at various times through 2009. The total minimum annual lease payments by year are as follows:

2006	$346,118
2007	$58,535
2008	$58,535
2009	$53,657
Total	$516,845

Rent expense for the nine months ended December 31, 2005 for Ergo was $87,000. Rent expense for Nexus Media (Predecessor) for the three months ended March 31, 2005, and the years ended December 31, 2004 and 2003 totaled $26,000, $83,000 and $73,000, respectively.

Included in the 2006 amount is a property lease obligation of approximately $284,000, which is a result of Highbury House being placed into receivership in the United Kingdom on January 20, 2006. See Note 16.

10.       Income taxes

The provision for income taxes consisted of the following:

	Ergo	Predecessor Nexus Media	Predecessor Nexus Media	Predecessor Nexus Media
	Nine months ended December 31, 2005	Three months ended March 31, 2005	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003
Income tax provision (benefit)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	(18,112)	(4,728)	537,070	109,547
Total current	(18,112)	(4,728)	537,070	109,547

Deferred:
Federal	(250,000)	—	—	—
State	—	—	—	—
Foreign	468,752	(348,808)	87,984	(330,277)
Total deferred	218,752	(348,808)	87,984	(330,277)
	$200,640	$(353,536)	$625,054	$(220,730)

Net income (loss) before income taxes by geographic region is as follows:

	Ergo	Predecessor Nexus Media	Predecessor Nexus Media	Predecessor Nexus Media
	Nine months ended December 31, 2005	Three months ended March 31, 2005	Twelve months ended December 31, 2004	Twelve months ended December 31, 2003

United Kingdom	$(2,993,248)	$(1,753,935)	$1,220,782	$(2,803,446)
United States	560,010	—	—	—
	$(2,433,238)	$(1,753,935)	$1,220,782	$(2,803,446)

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

		Predecessor
	Ergo	Nexus Media For the three months ended	Nexus Media
	2005	March 31, 2005	2004
Deferred tax assets:
Research and development credits	$2,554,000	$—	$—
Deferred compensation	79,000	—	—
Net operating loss and AMT credits	27,235,344	703,544	—
Intangible assets	4,585,778	4,547,286	4,483,525
Property and equipment	334,011	406,578	489,412
Other	—	160,961	263,953
Total deferred tax assets	34,788,133	5,818,369	5,236,890
Valuation allowance for deferred tax assets	(33,720,817)	(4,698,435)	(4,465,783)
Deferred tax assets	1,067,316	1,119,934	771,107
Deferred tax liabilities:
Intangible assets	(415,090)	(354,717)	(348,271)
Other	(126,233)	—	—
Net deferred tax assets	$525,993	$765,217	$422,836

As of December 31, 2005, the Company had United States NOL and research and experimentation credit carryforwards remaining of approximately, $74,398,000 and $2,554,000, respectively, which may be available to offset future federal income tax liabilities and expire at various dates from 2008 through 2023. The Company also has United Kingdom NOL carryforwards which do not have an expiration date. Approximately $29,000 of the gross deferred tax asset represents the benefit of deductions from the exercise of stock options, which have been fully reserved. The benefit from the $29,000 tax asset will be recorded as a credit to additional paid in capital when realized. As required by Statement of Financial Accounting Standards No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred assets, which are comprised principally of net operating loss and research and experimentation credit carryforwards. Management has determined that, as of the balance sheet date, it is more likely than not that the Company will not realize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $33,721,000 has been established at December 31, 2005.  $4,698,000 of the valuation allowance is in respect deferred tax assets of Nexus Media at the date of acquisition.  Any subsequent reduction in this valuation allowance will not be recorded in the statement of operations but will result in an adjustment to the goodwill recognized upon acquisition.

In addition to US federal and UK NOL carryforwards, the Company had approximately $4,846,000 of Massachusetts NOL carryforwards which expire at various amounts and times from 2006 through 2020.

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

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:

	Ergo For the nine months ended December 31, 2005	Predecessor Nexus Media For the three months ended March 31, 2005	Predecessor Nexus Media For the year ended December 31, 2004	Predecessor Nexus Media For the year ended December 31, 2003
Expected federal income tax expense (benefit) @35% rate	$(851,637)	$(613,878)	$427,701	$(904,175)
Effect of valuation allowance on current year losses	(197,298)	91,109	173,219	722,959
Non-deductible expenses	227,597	82,021	119,756	87,747
Adjustment to goodwill	1,074,657	—	—	—
Prior-year adjustment	—	33,805	8,554	(253,703)
Explanation of state net operating loss carry forward	21,324	—	—	—
Other	1,545	(5,516)	—	89,654
Impact of income tax rate differential of the US @ 35% versus the UK @ 30%	(75,548)	58,923	(104,176)	36,788
Totals	$200,640	$(353,536)	$625,054	$(220,730)

11.  Capital stock

The Company’s authorized capital stock consists of 50,000,000 shares of $0.01 par value common stock and 10,000,000 shares of $0.01 par value preferred stock.

Common stock

As of December 31, 2005 the Company has issued 7,149,578 shares of Common stock, of which 1,335,722 are held in Treasury by the Company.

At the Company’s Annual Meeting of Stockholders held on October 15, 2001, stockholders approved the imposition of transfer restrictions on its common stock (the “Transfer Restrictions”), which are contained in Article XII of the Company’s Certificate of Incorporation (the “Certificate”). The Transfer Restrictions were implemented on October 19, 2001 to preserve certain valuable tax benefits (the “Tax Benefits”) to which the Company is entitled.

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

The day after the sixth anniversary of the effective date of the merger is October 20, 2007. Additionally, the

Board extended the Expiration Date until October 20, 2007.

Preferred stock

There are 6,903 shares of Series D preferred stock outstanding as of December 31, 2005.

The holders of series D preferred stock are entitled to receive quarterly dividends at a rate of 6% per annum, compounded semiannually, on the stated value. Such dividends are cumulative and shall only be payable to holders of record when and as declared by the board of directors. The Company cannot pay dividends on its common stock without first obtaining the written consent of the holders of a majority of the outstanding series D preferred stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of series D preferred stock then outstanding will be entitled to receive an amount of cash equal to the stated value of series D preferred stock (including any accrued but unpaid dividends) after any distribution is made on any senior securities and before any distribution is made on any junior securities, including common stock. The liquidation preference amount for the series D preferred stock as of December 31, 2005 was $12,970,020, or $1,878.90 per share.

12.  Stock options and incentive plan

Effective as of November 1, 1994, the board of directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the “Incentive Plan”) pursuant to which certain officers, directors, and key employees were granted awards with respect to shares of the Company’s common stock. The awards that could be granted under the Incentive Plan included incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. Awards of options to purchase 35,000 shares at an exercise price of $1.562 per share were granted to directors under the Incentive Plan in 2001. These amounts were subsequently reduced to 17,500 as a result of the reverse stock split in October of 2001. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Incentive plan was closed and no new grants will be made under this plan. There are 875 shares outstanding related to this plan as of December 31, 2005.

On May 15, 1996, the board of directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the “Director Stock Plan”). The Director Stock Plan Provided for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Awards of options to purchase 15,000 shares at exercise prices of $1.25-$1.562 per share were granted under the Director Stock Plan in 2001. These amounts were subsequently reduced to 7,500 as a result of the reverse stock split in October of 2001 These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Company’s Director Stock Plan was closed and no new grants will be made under this Plan. There are 27,500 option shares outstanding related to this plan as of December 31, 2005.

On October 15, 2001, the stockholders of the Company approved the Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan pursuant to which certain officers, directors, key employees and consultants may be granted awards with respect to shares of the Company’s common stock. The awards that may be granted under the 2001 Stock Plan include incentive stock options under section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards. A total of 1,600,000 shares of our common stock were reserved for issuance pursuant to options and other awards granted under this plan. This plan provides for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Stock options granted to directors under the 2001 Stock Plan vest and become exercisable in equal increments on the first five anniversaries of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. During 2005, the Company granted 22,500 options to purchase common stock to a Director of the Company at an exercise price of $2.40. These options were issued at prices equal to the market price on the grant dates. There were no awards granted in 2004 or 2003. As of December 31, 2005, 1,577,500 shares were available to be granted under the 2001 Stock Plan.

Information related to stock option activity for the period from April 1, 2005 through December 31, 2005 is as follows:

	Shares	Weighted Average Option Price
Outstanding at April 1, 2005	28,375	$1.81
Granted	22,500	2.40
Outstanding at December 31, 2005	50,875	2.07
Exercisable at December 31, 2005	24,875	$1.84

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 to 1.562	27,500	5.7 years	$1.56	24,000	$1.56
$1.563 to 6.50	23,000	9.5 years	$2.49	500	$6.50
$6.51 to 13.42	375	0.2 years	$13.42	375	$13.42
$0.00 to 13.42	50,875		$2.07	24,875	$1.84

13.  Segment and geographic area information

The Company’s revenues are primarily derived from within the United Kingdom. A breakout of revenue by geographic region and revenue type is as follows:

	Ergo	Nexus Media
	Nine months ended December 31, 2005	Three months ended March 31, 2005	Nexus Media Year ended December 31, 2004	Nexus Media Year ended December 31, 2003

Revenue by geographic region:
United Kingdom	$20,135,606	$4,333,892	$26,722,612	$28,637,624
Rest of Europe	5,871,598	1,660,681	7,054,282	7,559,811
Other countries	2,392,245	590,304	3,170,968	3,398,208

Total	$28,399,449	$6,584,877	$36,947,862	$39,595,643

Revenue by product:
Publications	$18,975,774	$2,974,867	$25,201,990	$27,008,032
Events	8,989,474	3,153,114	10,117,866	10,842,938
Internet	434,201	456,896	1,628,006	1,744,673

Total	$28,399,449	$6,584,877	$36,947,862	$39,595,643

All of the Company’s long lived assets are located in the United Kingdom.

In no period has the Company or the Predecessor had any customers who account for 10% or more of revenue or 10% of the Company’s or Predecessor’s accounts receivable balances at either December 31, 2005 or 2004.

14.       Valuation and qualifying accounts

For the nine months ended December 31, 2005, the three months ended March 31, 2005 and the years ended December 31, 2004 and 2003

Description	Balance At Beginning of Period	Bad Debt Expenses	Write off of Bad Debts	Effects of Foreign Currency Exchange (1)	Balance At End of Period

Ergo:
Nine months ended December 31, 2005:
Allowance for uncollectible accounts	$—	$313,548	$(130,307)	$(7,989)	$175,252

Nexus Media (Predecessor):
Three months ended March 31, 2005:
Allowance for uncollectible accounts	$275,904	$116,600	$(118,205)	$(3,915)	$270,384

Year ended December 31, 2004:
Allowance for uncollectible accounts	$549,857	$204,090	$(505,035)	$26,992	$275,904

Year ended December 31, 2003:
Allowance for uncollectible accounts	$942,530	$140,575	$(594,172)	$60,924	$549,857

(1) Represents the difference as a result of the provision and write-off amounts recorded at an average exchange rate and the ending balance being recorded at the exchange rate as the last day of the Company’s fiscal year end of December 31.

15.                               Restatement of financial statements for the years ended December 31, 2004 and 2003

During the preparation of the Form 10-K for the year ended December 31, 2005, it was determined that certain costs (principally editorial overheads), previously classified within general and administrative expenses should be classified as part of costs of revenues within the Predecessor consolidated financial statements for the years ended December 31, 2004 and 2003 as filed on Form 8-K/A on June 17, 2005. This error arose because Nexus Media’s annual consolidated financial statements for the years ended December 31, 2004 and 2003 were derived by adjusting historic predecessor statutory financial information prepared in accordance with generally accepted accounting principles in the United Kingdom to generally accepted accounting principles in the United States of America. By contrast these consolidated financial statements have been derived from our management accounts. As a result, the Company has reclassified $5,437,000 and $6,460,000 from general and administrative expenses to cost of revenues in relation to the years ended December 31, 2004 and 2003, respectively.

The restatement did not have any impact on the Predecessor’s consolidated net income, balance sheet, statements of cash flows or statement of stockholders’ equity.

The effect on the Predecessor’s cost of revenues, gross profit and general and administrative expenses is set out below:

	Nexus Media Year ended December 31, 2004		Nexus Media Year ended December 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of revenues	$22,500,124	$27,936,671	$27,301,814	$33,761,814
Gross profit	14,447,738	9,011,191	12,293,829	5,833,829
General and administrative expenses	13,065,653	7,629,106	14,314,731	7,854,731

16.       Subsequent events

On January 20, 2006, the Company was notified that Highbury House Communications plc was placed into receivership in the United Kingdom when certain lenders of Highbury House appointed an administrative receiver to distribute Highbury House’s assets to its secured creditors. An administrative receiver performs similar functions of a US bankruptcy trustee upon appointment from a bankruptcy court.

In accordance with the share purchase agreement between Nexus Holdings Limited, Ergo’s wholly-owned subsidiary (“Nexus Holdings”) and Highbury House, Nexus Holdings was to be indemnified by Highbury House with respect to certain claims and obligations that remained with Nexus Media after the acquisition, including obligations under certain real property leases, certain royalty obligations and certain tax liabilities (collectively, the “Indemnified Obligations”).  At the time of the acquisition, Highbury House and Nexus Holdings set aside £750,000 (approximately $1,409,000) of the purchase price in escrow for a certain period after closing, in order to partially satisfy such Indemnified Obligations, as well as any claims under the representations and warranties made in the purchase agreement and claims for any agreed adjustments to the purchase price.

Highbury House had distributed to Nexus Holdings £321,020 (approximately $571,000) of the escrow amount in relation to an adjustment to the purchase price on September 23, 2005, and a further £320,000 (approximately $603,000) in settlement of a claim under a warranty contained within the Purchase Agreement on January 13, 2006.  Prior to Highbury House being placed in receivership, Nexus Holdings negotiated with Highbury House to settle the warranty claim, enabling Nexus Holdings to receive a total of £641,000 (approximately $1,125,000), as detailed above, with the balance being released to Highbury House.

Pursuant to the purchase agreement, Highbury House would have been obligated to indemnify Nexus Holdings for any and all Indemnified Obligations, and the indemnification amount would not have been limited to the amount remaining in the escrow account.  However, the Company believes that as a result of Highbury House being placed into receivership, Highbury House will not have sufficient funds available to be able to meet its indemnification obligations to Nexus Holdings under the Purchase Agreement.  Therefore, the Company considers Highbury House’s placement into receivership to be a triggering event that increases a direct financial obligation of Nexus Media, being subsidiaries of the Company.

As a result, Nexus Holdings estimates that it is likely to incur additional costs of approximately £970,000 (approximately $1,700,000) for certain real property lease obligations ($700,000), certain royalty obligations ($200,000), and for certain tax liabilities ($800,000).

The real property lease obligations relate to rental payments and reinstatement costs expected to be incurred through September 2006 for properties that had been vacated by Nexus Media in 2003. Since that time Highbury House was paying the rental obligations and under the terms of the Purchase Agreement these leases were to be formally assigned to Highbury House. As a result of Highbury House being placed into receivership, Nexus Media will be required to meet these pre-acquisition obligations.

The royalty obligations relate to further purchase consideration payable by Nexus Media pursuant to a pre-existing acquisition agreement. The purchase price allocation has been adjusted based on the Company’s best estimate of the further amounts that will be payable. Any subsequent adjustment to the amounts paid will be reflected in the statement of operations.

The estimated tax liabilities relate to UK corporation taxes of Nexus Media with respect to fiscal 2004. Pursuant to EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination, the purchase price allocation has been adjusted to reflect the best estimate of these additional liabilities. Any subsequent adjustment to the amounts paid will result in further adjustments to the purchase price allocation with a consequential adjustment to goodwill.

17.    Financial information of Ergo Science prior to the acquisition of Nexus Media

The acquisition of Nexus Media by Ergo is being treated as a purchase business combination for accounting purposes. We have nonetheless included the condensed consolidated financial information of Ergo prior to the acquisition of Nexus Media including the condensed consolidated balance sheet at March 31, 2005, the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the three month period ended March 31, 2005.

Condensed Consolidated Balance Sheet

	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$26,334,449	(2)
Prepaid and other current assets	61,878
Capitalized acquisition costs	640,604	(1)
Total current assets	27,036,931

Total assets	$27,036,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$826,503	(1)
Income taxes	94,000
Total current liabilities	920,503

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2005 (liquidation preference of $12,407,054.	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and 5,813,856 outstanding at March 31, 2005.	71,496
Additional paid-in capital	111,880,321
Cumulative dividends on preferred stock	(2,296,953)
Accumulated deficit	(85,427,299)
Treasury stock (at cost), 1,335,722 shares at March 31, 2005 and December 31, 2004	(2,417,657)
Total stockholders’ equity	26,116,428

Total liabilities and stockholders’ equity	$27,036,931

Condensed Consolidated Statement of Operations

	For the three months ended March 31, 2005
Operating expenses:
General and administrative	$180,049
Net operating loss	(180,049)
Other Income:
Interest	136,630
Foreign exchange gain	198,403	(2)
Net income	$154,984
Net income per common share:
Basic and Diluted	$0.03
Weighted average common shares outstanding:
Basic and Diluted	5,813,856

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$154,984
Adjustments to reconcile net income to cash used in operating activities:
Foreign exchange gain	(198,403)
Changes in operating assets and liabilities:
Prepaid and other current assets	(51,341)
Accounts payable and accrued expenses	(205,203)
Net cash used in operating activities	(299,963)
Cash flows from investing activities:
Payments for acquisition costs	(17,181)
Net cash used in investing activities	(17,181)
Net decrease in cash and cash equivalents	(317,144)
Effect of exchange rates on cash and cash equivalents	198,403
Cash and cash equivalents at beginning of period	26,453,190
Cash and cash equivalents at end of period	$26,334,449

(1)                                  These amounts differ from those disclosed on Form 10-Q for the period ended March 31, 2005 as certain costs were less than originally accrued when the acquisition of Nexus Media was finalized.

(2)                                  These amounts differ from those previously disclosed on Form 10-Q for the period ended March 31, 2005 due to the correction of an error in order to recognize a foreign exchange gain in the amount of $198,403 on non US dollar denominated cash balances established shortly before the acquisition of Nexus Media.

18.    Quarterly results (unaudited)

The following table sets forth unaudited selected financial information for the periods indicated. With the exception of the first quarter 2005, this information has been derived from unaudited consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. The amounts for each of the quarterly periods in 2004 and the first quarter of 2005 reflect amounts of Nexus Media only, prior to its acquisition by Ergo Science. The amounts for the second, third and fourth quarters of 2005 reflect consolidated amounts for Ergo Science and Nexus. Net income (loss) per share was calculated only for the second, third and fourth quarters of 2005. It was not calculated for the predecessor periods because Nexus was a part of Highbury House and therefore had no outstanding shares of its own on which earnings per share could be calculated. All amounts from Nexus Media were converted into US dollars using the average exchange rate for each quarter.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$6,584,877	$8,403,095	$10,907,195	$9,089,159
Gross profit	662,116	2,394,423	3,250,016	3,989,331
Net income (loss)	(1,400,349)	(831,582)	296,529	(2,098,825)
Net income (loss) per share
Basic and diluted	N/A	$(0.14)	$0.05	$(0.36)

The amounts presented above for the quarter ended March 31, 2005 are different from those previously reported in the Form 10-Q filed on August 19, 2005 as a result of post balance sheet adjusting events that have arisen since August 19, 2005. These principally relate to the fact that Highbury House was placed in to administrative receivership in January 2006 as described in Note 16 to the financial statements for the year ended December 31, 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$7,672,471	$9,196,130	$10,219,151	$9,860,110
Gross profit	1,554,622	2,868,520	2,054,726	2,533,323
Net income (loss)	(303,699)	460,377	316,558	122,492

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ergo Science Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders’ equity present fairly, in all material respects, the financial position of Ergo Science Corporation and its subsidiaries at December 31, 2004 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 31, 2006

ERGO SCIENCE CORPORATION

CONSOLIDATED BALANCE SHEET

December 31,
2004

ASSETS
Current assets:
Cash and cash equivalents	$26,453,190
Prepaid and other current assets	10,537
Total current assets	26,463,727
Equipment, net	—
Total assets	$26,463,727

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$408,283
Income taxes payable	94,000
Total current liabilities	502,283

Commitments and contingencies (Notes 8 and 11)	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of series D exchangeable preferred stock issued and outstanding at December 31, 2004 (liquidation preference of $12,225,487 at December 31, 2004)	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized at December 31, 2004; 7,149,578 shares issued at December 31, 2004	71,496
Additional paid-in capital	111,880,321
Cumulative dividends on preferred stock	(2,296,953)
Accumulated deficit	(85,582,283)
Treasury stock (at cost), 1,335,722 shares at December 31, 2004	(2,417,657)
Total stockholders’ equity	25,961,444
Total liabilities and stockholders’ equity	$26,463,727

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003

Operating expenses:
Research and development	$—	$(467,294)
General and administrative	1,114,360	1,377,728
Total operating expenses	1,114,360	910,434

Other income:
Interest income	326,904	263,607
Other income	—	5,598,000
Total other income	326,904	5,861,607

Net income (loss) before income taxes	(787,456)	4,951,173

Income tax expense	—	94,000

Net income (loss)	$(787,456)	$4,857,173

Net income (loss) per common share:
Basic	$(0.14)	$0.74
Diluted	$(0.14)	$0.74

Weighted average common shares outstanding:
Basic	5,813,856	6,589,673
Diluted	5,813,856	6,603,389

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003

Cash flows from operating activities:
Net (loss) income	$(787,456)	$4,857,173
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	472	1,806
Changes in operating assets and liabilities:
Prepaid and other current assets	3,632	42,995
Accounts payable and accrued expenses	133,925	(413,933)
Income taxes payable	—	94,000
Net cash (used in) provided by operating activities	(649,427)	4,582,041
Cash flows from financing activities:
Payment for purchase of treasury stock	—	(2,417,657)
Net cash used in financing activities	—	(2,417,657)

Net (decrease) increase in cash and cash equivalents	(649,427)	2,164,384
Cash and cash equivalents at beginning of year	27,102,617	24,938,233

Cash and cash equivalents at end of year	$26,453,190	$27,102,617

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Cumulative Dividends on Preferred	Accumulated	Treasury Stock		Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Shares	Amount	Equity

Balance at December 31, 2002	6,903	$4,306,520	7,149,578	$71,496	$111,880,321	$(2,296,953)	$(89,652,000)	—	$—	$24,309,384

Treasury stock purchase								1,335,722	(2,417,657)	(2,417,657)
Net income							4,857,173			4,857,173

Balance at December 31, 2003	6,903	4,306,520	7,149,578	71,496	111,880,321	(2,296,953)	(84,794,827)	1,335,722	(2,417,657)	26,748,900

Net loss							(787,456)			(787,456)

Balance at December 31, 2004	6,903	$4,306,520	7,149,578	$71,496	$111,880,321	$(2,296,953)	$(85,582,283)	1,335,722	$(2,417,657)	$25,961,444

The accompanying notes are an integral part of the consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Overview and Summary of Significant Accounting Principles

Background and Recent Events

On February 9, 2005 the Company announced that on February 8, 2005 it had entered into a share purchase agreement to acquire the business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”) for a purchase price of GBP 12.5 million (approximately $23.395 million). The GBP 12.5 million purchase price is subject to a working capital adjustment that has been estimated by the parties to be GBP 1.041 million (approximately $1.948 million) at closing, and therefore, the Company expects to pay GBP 11.459 million (approximately $21.447 million) at closing. The GBP 11.459 million payment is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing. The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies. The acquisition was completed in April 2005 and is subject to approval by the shareholders of Highbury House, as required by the U.K. listing rules, as well as customary closing conditions. Ergo intends to fund the acquisition with cash and cash equivalents.

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

At December 31, 2004, the Company’s cash equivalents consisted only of investments in bank cash accounts and U.S. government obligations that mature within 90 days of purchase.

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

The diluted loss per common share calculated for the year ended December 31, 2004 excludes the effect of 28,375 options outstanding. This amount is excluded, as its inclusion would be anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro forma disclosure of net income or loss and earnings or loss per share in the notes to the financial statements. The Company follows the disclosure provisions of SFAS 123 and applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans since all options issued were for a fixed number of shares and had fixed exercise prices equal to the fair market value of the common stock on the grant date. The effects of applying SFAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported income or loss for future years. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the years ended December 31, 2004 and 2003 would have been increased to the pro forma amounts indicated below:

	Years ended December 31,
	2004	2003
Net income (loss):
As reported	$(787,456)	$4,857,173
Deduct: Pro forma stock compensation expense	6,323	19,417
Pro forma	$(793,779)	$4,837,756
Net income (loss) per share—basic
As reported	$(0.14)	$0.74
Pro forma	(0.14)	0.74
Net income (loss) per share—diluted
As reported	$(0.14)	$0.74
Pro forma	(0.14)	0.74

No stock options were granted in 2004 or 2003.

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

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income (loss) includes only net income (loss) at December 31, 2004 and 2003.

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

2.      Equipment

Equipment consists of the following at December 31:

2004
Furniture and equipment	$26,936
Accumulated depreciation and amortization	(26,936)
Equipment, net	$—

Depreciation expense for the years ended December 31, 2004 and 2003 was $472 and $1,806, respectively. The Company wrote off $15,672 of fully depreciated software in the third quarter of 2004 that was obsolete and no longer used by the Company.

3.      Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31,

2004
Accounts payable	$31,514
Accrued legal costs	179,405
Accrued payroll, bonuses and vacation	37,054
Accrued professional fees	142,336
Accrued other expenses	17,974
Total accounts payable and accrued expenses	$408,283

4.      Leases

The Company leases office space under a lease arrangement, which originally expired in June 2002. The office space lease currently renews on a monthly basis. The lease for the Company’s office space includes payment terms that are subject to increases due to taxes and other operating costs of the lessor. The minimum lease payment under this lease for 2005 is $1,030.

Rent expense for the years ending on December 31, 2004 and 2003 amounted to $29,789 and $35,218, respectively.

5.      Income Taxes

Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

2004
Deferred tax assets:
Research and development credits	$2,554,000
Deferred compensation	79,000
Intangible amortization	512,000
Net operating loss and AMT credits	26,539,000
Total deferred tax assets	29,684,000
Valuation allowance for deferred tax assets	(29,684,000)
Net deferred tax assets	$—

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

The change in the valuation allowance was an increase of $79,000 for the year ended December 31, 2004. For December 31, 2004, the increase in the valuation allowance is the result of the net operating loss for the year partially offset by expiring Massachusetts state net operating loss carryovers.

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

The reconciliation of the expected tax (benefit) expense (computed by applying the federal statutory tax rate to income before income taxes) to actual tax (benefit) expense was as follows:

	Years Ended December 31,
	2004	2003

Expected federal income tax expense (benefit)	$(276,000)	$1,733,000
Effect of valuation allowance on current year losses	79,000	(2,493,000)
Expiration of state net operating loss carryforwards	243,000	885,000
Other	(46,000)	(31,000)

Totals	$—	$94,000

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

The Company is party to certain other license agreements, which require the Company to pay a royalty on product sales and to make specific payments on the completion of certain milestones. No amounts have been accrued related to these requirements as of December 31, 2004.

9.      Stock Options and Incentive Plan

The Company has granted options to purchase shares of common stock to key employees and directors. The options vest over periods of up to five years and generally have a maximum term of ten years.

No stock options were granted in 2004 or 2003.

Information related to stock option activity for the period from December 31, 2002 through December 31, 2004 is as follows:

	Shares	Weighted Average Option Price

Outstanding at December 31, 2002	213,625	$11.22
Granted	—	—
Exercised	—	—
Canceled	(84,000)	7.37
Outstanding at December 31, 2003	129,625	13.72
Granted	—	—
Exercised	—	—
Canceled	(101,250)	17.06
Outstanding at December 31, 2004	28,375	$1.81
Exercisable at December 31, 2002	157,500	$14.52
Exercisable at December 31, 2003	105,375	$16.45
Exercisable at December 31, 2004	21,375	$1.89

The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00 to 1.562	27,500	6.2 years	$1.56	20,500	$1.56
$1.563 to 6.50	500	3.7 years	$6.50	500	$6.50
$6.51 to 13.42	375	0.8 years	$13.42	375	$13.42
$0.00 to 13.42	28,375		$1.81	21,375	$1.89

Effective as of November 1, 1994, the board of directors adopted the Ergo Science Development Corporation Long-Term Incentive Plan (the “Incentive Plan”) pursuant to which certain officers, directors, and key employees were granted awards with respect to shares of the Company’s common stock. The awards that could be granted under the Incentive Plan included incentive stock options, nonstatutory options, stock appreciation rights (SARs) and restricted stock awards. Awards of options to purchase 35,000 shares at an exercise price of $1.562 per share were granted to directors under the Incentive Plan in 2001. No awards were made in 2004 or 2003. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Incentive Plan was closed and no new grants will be made under this Plan.

On May 15, 1996, the board of directors approved, subject to stockholder approval, a proposal to adopt a Stock Option Plan for Non-Employee Directors of the Company (the “Director Stock Plan”). The Director Stock Plan provided for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Awards of options to purchase 15,000 shares at exercise prices of $1.25-$1.562 per share were granted under the Director Stock Plan in 2001. There were no awards granted in 2004 or 2003. These amounts are included in the tables above. At the time that the stockholders approved the 2001 Stock Plan, the Company’s Director Stock Plan was closed and no new grants will be made under this Plan.

On October 15, 2001, the stockholders of the Company approved the Ergo Science Corporation 2001 Employee, Director and Consultant Stock Plan (the “2001 Stock Plan”) pursuant to which certain officers, directors, key employees and consultants may be granted awards with respect to shares of the Company’s common stock. The awards that may be granted under the 2001 Stock Plan include incentive stock options under section 422 of the Internal Revenue Code, non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards. A total of 1,600,000 shares of our common stock were reserved for issuance pursuant to options and other awards granted under this plan. This plan provides for an initial grant of an option to purchase 5,000 shares of common stock to each eligible non-employee director upon first being elected or appointed to serve on the board of directors. Stock options granted to directors under the 2001 Stock Plan vest and become exercisable in equal increments on the first five anniversaries of their date of grant, but no stock option may be exercised more than ten years after the date of its grant. Awards of options to purchase 27,500 shares at an exercise price of $2.05 per share were granted under the 2001 Stock Plan in 2001 to the Company’s former CEO. These options were cancelled in March 2004 as a result of the resignation of the Company’s former CEO. There were no awards granted in 2004 or 2003. As of December 31, 2004, 1,600,000 shares were available to be granted under the 2001 Stock Plan.

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

11.    Subsequent Events

Acquisition

On February 9, 2005 the Company announced that on February 8, 2005 it had entered into a share purchase agreement to acquire the business to business publishing division (“Business”) of Highbury House Communications plc (“Highbury House”) for a purchase price of GBP 12.5 million (approximately $23.395 million). The GBP 12.5 million purchase price is subject to a working capital adjustment that has been estimated by the parties to be GBP 1.041 million (approximately $1.948 million) at closing, and therefore, the Company expects to pay GBP 11.459 million (approximately $21.447 million) at closing. The GBP 11.459 million payment is subject to a post-closing adjustment based on the actual working capital of the Business on the date of the closing. The Business, comprising of eight wholly-owned subsidiaries of Highbury House, provides information across a diverse range of sectors including printed and web-based magazines, data services and directories, exhibitions, conferences and award ceremonies. The acquisition was completed in April 2005 and is subject to approval by the shareholders of Highbury House, as required by the U.K. listing rules, as well as customary closing conditions. The Company intends to fund the acquisition with cash and cash equivalents.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On June 15, 2005, the Audit Committee of the Board of Directors of Ergo announced that it had appointed Deloitte & Touche LLP as its new independent registered accounting firm to audit its financial statements for the year ending December 31, 2005.

Also on June 15, 2005, the Audit Committee of the Board of Directors of Ergo dismissed PricewaterhouseCoopers LLP as its independent registered accounting firm. PricewaterhouseCoopers LLP has audited our financial statements for the fiscal year ended December 31, 2004 and for the preceding five fiscal years.

The reports issued by PricewaterhouseCoopers LLP on Ergo’s financial statements for the past two fiscal years ended December 31, 2004 and 2003 did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

As reported in the Company’s Report on Form 8-K filed on June 17, 2005, during Ergo’s fiscal years ended December 31, 2004 and 2003 and through June 15, 2005, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 9A.               CONTROLS AND PROCEDURES

Disclosure controls and procedures

As of the end of the quarterly period ended December 31, 2005, our management, with the participation of Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, Mr. Finelli concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Mr. Finelli’s conclusion was based principally on the material weaknesses in the internal controls of the Company as identified by the Company and Deloitte & Touche LLP, our independent registered public accounting firm, and discussed below.

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

Before the Company’s acquisition of Nexus Media on April 1, 2005, Nexus Media consisted of eight entities that were privately owned by Highbury House Communications plc, a company organized under the laws of the United Kingdom, and that were operated as part of the group of companies. As a result, a significant number of the controls required in a stand-alone entity, including having its own chief financial officer, were not present at Nexus Media. The Company recently discovered that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media. As a result of these findings an amended Form 10Q for the period ended June 30, 2005 was filed on November 22, 2005.

In addition, during the preparation of this annual report, it came to the Company’s attention that certain costs (principally editorial overheads), which should be classified as part of costs of revenues, were classified previously as general and administrative expenses in the financial statements for the years ended December 31, 2004 and 2003 as filed on Form 8-K/A on June 17, 2005. This error arose because Nexus Media’s annual financial statements for the years ended December 31, 2004 and 2003 were derived by adjusting historic predecessor statutory financial information prepared in accordance with generally accepted accounting principles in the United Kingdom to generally accepted accounting principles in the United States of America. By contrast our quarterly financial statements have been derived from our management accounts. As a result, in this annual report the Company has reclassified $5,437,000 and $6,460,000 from general and administrative expenses to cost of revenues in relation to the years ended December 31, 2004 and 2003 respectively. The quarterly financial information already filed is classified correctly and requires no such reclassification.

Since acquiring Nexus Media, the Company has been working to remediate the material weaknesses identified. Actions taken have included the hiring of an interim chief financial officer of Nexus Media, and subsequently hiring a permanent chief financial officer, hiring a financial controller, engaging third party accountants with U.S. GAAP skills to assist with the preparation of SEC reports, and reorganizing the finance department of Nexus Media. The Company has made significant progress to overcome the material weaknesses identified and continues to work to implement the internal controls necessary for a stand-alone entity.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth the ages, principal occupation and present position of each of our Directors and our executive officers.

CHARLES E. FINELLI, Age 42, Class I Director, joined our board of directors in March 2001. Mr. Finelli became the interim Chief Executive Officer of the Company, President, Secretary and Chief Financial Officer on December 1, 2003. Mr. Finelli has been in the private practice of law for seven years specializing in litigation. He is a graduate of the University of Arkansas School of Law.

WILLIAM T. COMFORT, III, Age 39, Class I Director, joined our board of directors in January 2001. Mr. Comfort was a private equity investor with CVC Capital Partners, a leading private equity firm based in London, England from 1995 to 2000. From February 2001 to February 2003 he served as a consultant to Citicorp Venture Capital (“CVC”). He is now principal of Conversion Capital Partners Limited, an investment fund headquarter at 4th Floor, Liscartan House, 127 Sloane Street, London, England. Mr. Comfort has served as the Chairman of the Board of J.L. Halsey Corporation since November 2002 and as a director since June 2002. Mr. Comfort received his J.D. and L.L.M. in tax from New York University School of Law.

NADIM NSOULI, Age 36, Class III Director, joined our Board of Directors in December 2003. Mr. Nsouli is the European Head of Gores Technology Group Limited, a private equity firm based in Los Angeles. From 2000 to May 2003, Mr. Nsouli was founder and managing partner of Lago Partners Limited, a $75 million venture capital fund,   with principal offices at 3 Burlington Gardens, London, England. From 1999 to 2000 Mr. Nsouli worked in Investment Banking, Media and Telecoms at Morgan Stanley Dean Witter with principal offices at Canary Wharf, London, England. From 1998 to 1999 Mr. Nsouli worked in Investment Banking, M&A for JP Morgan with principal offices in London, England. Prior to that, Mr. Nsouli was a corporate lawyer in New York at Jones, Day, Reavis & Pogue. Mr. Nsouli received his MBA with distinction from Insead in France, his Juris Doctor from New York University School of Law and his B.S., Magna Cum Laude from Georgetown University in Washington, DC.

LING KWOK, age 35, Class II Director, joined our board of directors in October 2005. Mr. Kwok has served as our Vice President, Corporate Development, since December 1, 2003. From September 2002 until joining us he was involved in international charitable work. From February 2000 until September 2002 Mr. Kwok was an investment banker with Pacific Solutions Group. He also was an investment banker with Morgan Stanley & Co. from May 1996 until February 2000. Mr. Kwok received his B.A. degree, with honors, from Trinity College in both economics and Asian Studies.

Our executive officers hold office at the pleasure of the board of directors. The board of directors is divided into three classes. Directors in each class are elected for three-year terms, with the terms of the three classes staggered so that directors from a single class are elected at each annual meeting of stockholders. William T. Comfort, III and Charles E. Finelli are Class I directors whose terms of office expire at the annual meeting of stockholders to be held in 2008. Ling Kwok is a Class II Director whose term of office expires at the annual meeting of stockholders to be held in 2006. Nadim Nsouli is a Class III director whose term of office expires at the annual meeting of stockholders to be held in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers, directors, and persons who beneficially own more than 10% of a registered class of our equity securities file with the Securities and Exchange Commission initial reports of ownership and reports of any changes in ownership of our common stock and our other equity securities. Based on our review of forms furnished to us and written representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors, and 10% beneficial owners were complied with during 2005.

Audit Committee Members and Financial Experts

The audit committee of the board of directors is comprised of Nadim Nsouli and Ling Kwok. The Board has determined that the Company does not currently have an audit committee financial expert as defined in Item 401(h)(1) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”). However, the Board believes that the members of the audit committee are capable of analyzing and evaluating its financial statements and understanding internal controls and procedures for financial reporting. The Board believes that its current audit committee members are able to fill the role under the SEC regulations despite not having a designated audit committee financial expert. The Board has determined that the cost of hiring a financial expert to act as a director of the Company and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee. The audit committee reviews the engagement of our independent accountants, reviews our financial statements, considers matters relating to our accounting policy and internal controls and reviews the scope of our annual audits. Mr. Nsouli is “independent” as defined in the NASD’s listing standards, but Mr. Kwok is not “independent” as defined in the NASD’s listing standards. On November 3, 2005, the Board adopted the Second Amended and Restated Audit Committee Charter setting forth the rights, obligations and functions of the Audit Committee

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2004.

Shareholder Nomination

There have been no material changes to the procedures by which shareholders may recommend nominees to the Board, since the disclosure provided in the Company’s last proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation awarded to, earned by and our current interim chief executive officer and each of the other executive officers of the Company, for services rendered in all capacities during the years ended December 31, 2005, 2004 and 2003.

					Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Restricted Stock Awards	Securities Underlying Options/ SARs(#)	LTIP Payouts	All Other Compensation
Charles E. Finelli	2005	$50,000	$—	$25,000	—	—	$—	$—
Chief Executive	2004	50,000	—	25,000	—	—	—	—
Officer, President and Secretary	2003	4,167	—	25,000	—	—	—	—

Ling S. Kwok	2005	$150,000	—	—	—	—	—	—
Vice President,	2004	150,000	—	—	—	—	—	—
Business Development	2003	16,518	—	—	—	—	—	—

(1)           Represents payment to Mr. Finelli in his capacity as a member of the Company’s Board of Directors.

Option Grants

During 2005, we granted to a director options to purchase 22,500 shares of common stock at an exercise price of $2.40 per share, which was the current market price on the grant date. During 2001, we granted to directors options to purchase 100,000 shares of common stock at exercise prices ranging from $.625 to $.781, prior to the effect of the reverse stock split approved by our stockholders on October 15, 2001. The effect of the reverse stock split resulted in a reduction of the options to 50,000 shares at prices ranging from $1.25 to $1.562. One of our Board of Director’s cancelled his options in 2003 which totaled 22,500 shares and returned all options to the Company.

Also during 2001, we granted options to purchase 27,500 shares of common stock to our former CEO at an exercise price of $2.05, which were not exercised and have subsequently been cancelled and returned to the Company in accordance with the 2001 plan. All options issued in 2001 were issued at prices equal to the market price on the grant dates. No options were granted in 2004 or 2003.

Option Exercise and Year-End Option Values

The following table provides information about the number of shares issued upon option exercises by the Chief Executive Officer during 2001, and the value realized by the Chief Executive Officer. The table also provides information about the number and value of options held by the Chief Executive Officer at December 31, 2005.

Aggregated Option Exercises in Last Fiscal Year and

Fiscal Year-End Option Values

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options At Fiscal Year-End		Value of the Unexercised In-The-Money Options at Fiscal Year-End (2)
Name	Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Charles E. Finelli	—	$—	5,000	—	$—	$—

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

(2)           The value of unexercised in-the-money options at fiscal year end assumes a fair market value for our common stock of $0.93, the closing sale price per share of our common stock as reported in the OTC Bulletin Board on Friday, December 30, 2005.

Compensation of Directors

In previous years our policy was to pay no compensation to members of the board of directors for attending meetings of the board of directors and its committees. In 2004, the Company began a new policy of paying each board member a compensation amount of $25,000 annually. We also reimburse directors for the expenses incurred in attending meetings of the board of directors and its committees. In June 1996, our shareholders approved a Stock Option Plan for Non-Employee Directors, which we refer to as the Director Stock Plan. The Director Stock Plan provided for an initial grant of a non-qualified stock option for 5,000 shares of common stock to each non-employee director upon first being elected or appointed to serve on the board of directors. Messrs. Comfort, Finelli and J. Warren Huff each received an initial grant of a stock option for 5,000 shares of common stock upon first being elected or appointed to serve on the board of directors during 2001. Each option under the Director Stock Plan has an exercise price equal to the fair market value of the common stock on the grant date. These options became exercisable in equal increments on the first and second anniversary of their date of grant and will expire ten years after the grant date if not exercised. If a change in control occurs, all stock options granted under the Director Stock Plan will become fully exercisable. The Director Stock Plan was terminated in 2001, which had no effect on options already outstanding.

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

In 2005, we made cash payments in the amount of $18,750 to Mr. Nsouli and $6,250 each to Mr. Finelli and Mr. Huff in consideration of their services on the board of directors. As of December 31, 2005 Mr. Nsouli was owed $6,250, Mr. Huff was owed $12,500 and Finelli was owed $18,750 for services performed in 2005. These amounts were properly accrued for in 2005 and subsequently paid in the first quarter of 2006.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has one member, William T. Comfort III. Mr. Comfort is not now nor has he ever been employed by us. Mr. Comfort is also the Chairman of the Compensation Committee for J. L. Halsey Corporation. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of the our common stock as of March 4, 2006, by (i) each person we know to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) the Chief Executive Officer, (iii) each of our directors, and (iv) all of our executive officers and directors as a group. Except as indicated in the footnotes to the table, to our knowledge the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.

	Shares Beneficially Owned (1)
Name and Address**	Number	Percent
William T. Comfort III	352,267	6.1%
Charles E. Finelli (2)	5,000	*
Nadim Nsouli	—	*
Ling S. Kwok	—	*
All directors and the current executive officer as a group (4 persons) (4)	357,267	6.1%

*              Represents beneficial ownership of less than 1% of the Company’s outstanding shares of Common Stock.

**           The address of each reporting person is Ergo Science Corporation, 790 Turnpike Street, North Andover, Massachusetts 01845.

(1)           The number of shares of common stock issued and outstanding on February 28, 2006, was 5,813,856. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of our common stock issued and outstanding at February 28, 2006, plus shares of our common stock subject to options held by such person at February 28, 2006, and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)           Consists of shares of common stock subject to stock options held by Mr. Finelli on February 28, 2006 and exercisable within 60 days thereafter.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	50,875	$2.07	1,577,500

Total	50,875	$2.07	1,577,500

The Company’s 2001 Employee, Director and Consultant Stock Plan was approved by the stockholders of the Company on October 15, 2001. The plan reserves a total of 1,600,000 shares of our common stock for issuance under this plan. The purpose of the plan is to encourage ownership of shares by key employees, directors and certain consultants to the Company in order to attract such people, to induce them to work for the benefit of the Company or of an affiliate and to provide additional incentive for them to promote the success of the Company or of an affiliate. The awards that may be granted under this plan include incentive stock options under section 422 of the Internal Revenue Code or non-qualified stock options. As of December 31, 2005, 1,577,500 shares were available to be granted under this plan. At the time that the shareholders approved this plan, the Company’s Long-Term Incentive Stock and Directors Stock Plan was closed, and no new grants will be made to either plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by Deloitte & Touche LLP for services provided during fiscal years 2005 and 2004 and PricewaterhouseCoopers LLP for fiscal year 2004:

	2005	2004
Audit fees (1)	$1,606,000	$218,000
Audit related fees	—	—
Tax related fees (2)	$44,000	$—

Total	$1,650,000	$218,0000

(1)   Represents fees for professional services rendered in connection with the audit of our annual financial statements, the audits for Nexus for 2004 and 2003 which were included in Form 8-K/A filed in June 2005, and the review of our quarterly financial statements. The fees in fiscal year 2004 includes the audit of Ergo Science (PricewaterhouseCoopers LLP $70,000) and the Nexus Media’s UK GAAP financial statements (Deloitte & Touche LLP $148,000).

(2)   Represents fees for assistance related to tax compliance and consulting services.

Our Audit Committee has adopted a policy to pre-approve all audit, audit-related, tax and other services proposed to be provided by our independent registered public accounting firm prior to engaging the auditor for that purpose. Consideration and approval of such services generally will occur at the Audit Committee’s regularly scheduled quarterly meetings. In situations where it is impractical to wait until the regularly scheduled quarterly meeting, the Audit Committee has delegated authority to approve the audit, audit-related, tax and other services to the Audit Committee Chairman up to a certain pre-determined level as approved by the Audit Committee. Prior to the adoption of this policy, as in the case with the services provided for fiscal 2005 and 2004, all of the services provided by our independent registered public accounting firm were pre-approved by the entire Board of Directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Item 8 in Part II of this Annual Report on Form 10-K, Financial Statements and Supplementary Data, for an index to the consolidated financial statements and supplementary financial information filed in this Annual Report.

The following documents are filed or incorporated by reference as exhibits to this Annual Report:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of North Andover and Commonwealth of Massachusetts on March 31, 2006.

ERGO SCIENCE CORPORATION

By:	/s/ CHARLES E. FINELLI
Charles E. Finelli President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ CHARLES E. FINELLI	President, Chief Executive Officer and Director	March 31, 2006
(Charles E. Finelli)	(Principal Executive and Financial Officer)

/s/ WILLIAM T. COMFORT, III	Director	March 31, 2006
(William T. Comfort, III)

/s/ NADIM NSOULI	Director	March 31, 2006
(Nadim Nsouli)

/s/ LING S. KWOK	Vice President, Business Development and Director	March 31, 2006
(Ling Kwok)