Form 10-Q
period 2006-03-31
ERGO SCIENCE CORP /DE/
filed 2006-05-12
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

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

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 5, 2006 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 and the Nexus Media (Predecessor) Statement of Operations for the three months ended March 31, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and the Nexus Media (Predecessor) Statement of Cash Flows for the three months ended March 31, 2005

Notes to Unaudited Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.	Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities

ITEM 4.	Submission of Matters to a Vote of Security Holders

ITEM 5.	Other Information

ITEM 6.	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I

ITEM 1.                    FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$8,229,017	$7,220,399
Trade receivables (net of allowance of doubtful accounts at March 31, 2006: $150,424 and December 31, 2005: $175,252)	3,935,046	4,700,303
Inventory	246,167	273,470
Deferred taxes	553,130	525,993
Prepaid and other current assets	1,975,484	935,936
Total current assets	14,938,844	13,656,101
Property & equipment, net	3,848,046	3,800,299
Intangible assets, net	6,556,784	6,528,140
Goodwill	8,204,036	8,107,340
Total assets	$33,547,710	$32,091,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,707,249	$5,860,815
Deferred revenue	6,329,007	3,456,656
Other creditors	575,319	402,858
Income taxes payable	899,821	890,323
Total current liabilities	13,511,396	10,610,652

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2006 and December 31, 2005 (liquidation preference of $13,162,644 at March 31, 2006)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized;7,149,578 shares issued at March 31, 2006 and December 31, 2005	71,496	71,496
Additional paid-in capital	111,881,818	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(89,737,220)	(88,061,177)
Treasury stock (at cost), 1,335,722 shares at March 31, 2006 and December 31, 2005	(2,417,657)	(2,417,657)
Cumulative translation adjustment	(1,771,690)	(2,001,322)
Total stockholders’ equity	20,036,314	21,481,228
Total liabilities and stockholders’ equity	$33,547,710	$32,091,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Predecessor
	Ergo	Nexus Media
	Three Months ended March 31, 2006	Three Months ended March 31, 2005
Net revenues	$5,240,422	$6,584,877
Cost of revenues	4,560,143	5,922,761
Gross profit	680,279	662,116

Operating expenses:
General and administrative	2,404,175	2,433,071
Amortization of intangibles	49,611	52,951
Total operating expenses	2,453,786	2,486,022
Net operating loss	(1,773,507)	(1,823,906)
Other income:
Interest and other income	73,619	69,971
Net loss before taxes	(1,699,888)	(1,753,935)
Income tax benefit	(23,845)	(353,536)
Net loss	$(1,676,043)	$(1,400,399)

Net loss per common share:
Basic	$(0.29)
Diluted	$(0.29)
Weighted average common shares outstanding:
Basic	5,813,856
Diluted	5,813,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Ergo Three Months ended March 31, 2006	Predecessor Nexus Media Three Months ended March 31, 2005
Cash flows from operating activities:
Net loss	$(1,676,043)	$(1,400,399)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	69,536	73,976
Amortization of intangibles	49,611	52,951
Stock based compensation	1,497	—
Bad debt expense	(27,133)	116,600
Deferred income taxes	(23,845)	(348,809)
Changes in operating assets and liabilities:
Accounts receivable	434,108	1,611,211
Inventory	30,809	56,540
Prepaid expenses and other current assets	(1,036,354)	(1,022,749)
Accounts payable	(462,566)	(2,335,763)
Accrued expenses and deferred revenue	3,096,409	2,047,033
Other creditors	168,997	(426,164)
Net cash provided by (used in) operating activities	625,026	(1,575,573)
Cash flows from investing activities:
Purchase of property and equipment	(71,977)	(112,438)
Acquisition of Nexus Media	420,918	—
Net cash provided by (used in) investing activities	348,941	(112,438)
Net increase (decrease) in cash and cash equivalents	973,967	(1,688,011)
Effect of exchange rates on cash and cash equivalents	34,651	(22,224)
Cash and cash equivalents at beginning of period	7,220,399	1,710,235
Cash and cash equivalents at end of period	$8,229,017	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                    Background and Basis of Presentation

Ergo Science Corporation (the “Company” or “Ergo”), through its wholly owned subsidiary, Nexus Media Communications (“Nexus Media Communications” or “Nexus Media” or the “Predecessor”), provides business to business publishing information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies. The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review) and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

On April 1, 2005, Ergo acquired the business to business publishing division of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom. The final purchase price was $20,918,000, which includes $640,000 in capitalized acquisition costs. The acquisition was funded by the Company from its own cash and cash equivalents.

These financial statements include a consolidated balance sheet (Ergo and Nexus Media) as of March 31, 2006 and December 31, 2005. The statement of operations includes a consolidated statement for the three month period ended March 31, 2006 (Ergo and Nexus Media) and for comparative purposes includes the Nexus Media stand alone combined statement of operations for the three month period ended March 31, 2005. The statement of cash flows includes a consolidated statement for three month period ended March 31, 2006 and for comparative purposes includes the Nexus Media stand alone combined statement of cash flows for the three months ended March 31, 2005.

The combined financial statements of the Predecessor have been derived from the aggregation of the financial statements of the individual Nexus Media entities and the accounting records of Highbury House and reflect the historical basis of assets and liabilities of the Nexus Media entities under US GAAP.

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission (“SEC”) regulations for interim financial information. Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted pursuant to such rules and regulations. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2006 and 2005. The December 31, 2005 consolidated balance sheet and the Nexus Media consolidated statement of operations and cash flows for the three months ended March 31, 2005 are derived from audited financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 which were filed with the SEC on March 31, 2006.

2.     Acquisition of Nexus Media Communications

On April 1, 2005, the Company acquired Nexus Media Communications from Highbury House as a wholly owned subsidiary with a final purchase price of $20,918,000, which includes $640,000 in capitalized acquisition costs. The acquisition was funded by the Company from its own cash and cash equivalents. Nexus Media, comprising eight wholly-owned subsidiaries, enables the Company to provide information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies

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
$20,917,795

3.              Intangible assets, net

All intangible assets were acquired in conjunction with the acquisition of Nexus Media on April 1, 2005 (See Note 2).

Intangible assets consist of the following:

	Weighted average amortization period	March 31, 2006	December 31, 2005
Finite Lived Intangible Assets:
Trademarked titles	19 years	$1,643,639	$1,624,266
Unregistered titles	18 years	1,890,619	1,873,492
Contractual events	29 years	511,354	504,970
Total	20 years	4,045,612	4,002,728
Less: accumulated amortization		(196,918)	(152,616)
		3,848,694	3,850,112
Indefinite Lived Intangible assets:
Trademarked titles	N/A	1,521,888	1,503,950
Unregistered titles	N/A	1,186,202	1,174,078
Total intangible assets		$6,556,784	$6,528,140

Amortization expense was $49,611 and $52,951 (Predecessor) for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively.

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of March 31, 2006 is as follows:

Fiscal Year	Trademarks	Unregistered Titles	Contractual Events	Total
2006	$59,224	$75,967	$12,458	$147,649
2007	78,966	101,290	16,610	196,866
2008	78,966	101,290	16,610	196,866
2009	78,966	101,290	16,610	196,866
2010	78,966	101,290	16,610	196,866
2011	78,966	101,290	16,610	196,866
thereafter (a)	1,105,524	1,212,543	398,648	2,716,715
Total	$1,559,578	$1,794,960	$494,156	$3,848,694

(a) Trademarks will be fully amortized in the year 2025, unregistered titles will be fully amortized in the year 2030 and contractual events will be fully amortized in the year 2035.

4.              Non cash transactions

During the three months ended March 31, 2005, Nexus Media entities declared two dividends totaling £14,920,567 (approximately $28,216,000).

In the three months ended March 31, 2005, Nexus Media recorded a profit of £4,564,475 (approximately $8,632,000) on the sale by a Nexus Media entity of Highbury Nexus Special Interests Limited. This has been accounted for as a capital contribution through Owners’ net investment and the resulting balance with Highbury House was also settled on the acquisition.

5.              Stock based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments, and selected the modified prospective method to report stock-based compensation amounts in the consolidated financial statements.  Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. No options were granted in the quarter ended March 31, 2006. Due to the adoption of SFAS No. 123(R), the Company recognized a compensation expense of approximately $1,500 in the quarter ended March 31, 2006, which is recorded as a component of general and administrative expenses in the statement of operations.

Nexus Media had no stock based compensation; therefore pro-forma net income is identical to the amounts disclosed within the statement of operations for the three months ended March 31, 2005.

The following table summarizes stock option activity from January 1, 2006 to March 31, 2006:

	Shares	Weighted Average Option Price
Outstanding at December 31, 2005	50,875	$2.07
Forfeited	(22,500)	1.56
Expired	(375)	13.42
Outstanding at March 31, 2006	28,000	2.32
Exercisable at March 31, 2006	5,500	$2.01

For stock options granted in previous periods, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	6.0%

6.              Net loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus all potentially dilutive securities, such as stock options; however, in accordance with the guidance provided within SFAS No. 128 no potential common shares shall be included in the computation of any diluted per-share amount when the Company has incurred a loss from continuing operations.

During the three month period ended March 31, 2006, options to purchase 28,000 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price range for the excluded 28,000 shares was $1.56 - $6.50.

Loss per share is not calculated for the predecessor period since the predecessor did not comprise a stand alone legal group but was part of a larger entity, Highbury House, with no outstanding shares of its own on which EPS could be calculated. Furthermore, the acquisition was financed by cash rather than the issuance of common shares.

7.              Comprehensive loss:

The following table shows the computation of comprehensive loss:

	Ergo	Predecessor Nexus Media
	Three months ended March 31, 2006	Three months ended March 31, 2005

Net loss	$(1,676,043)	$(1,400,399)
Other comprehensive income (loss):
Foreign currency translation adjustments	229,632	(345,980)
Total comprehensive loss	$(1,446,411)	$(1,746,379)

8.              Income Taxes

The provision for taxes based on income for the three months ended March 31, 2006 was computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective tax rate of approximately 35% for the year ending December 31, 2006.

Income tax benefit was $23,845 and $353,536 for the three month periods ended March 31, 2006 and 2005, respectively. The income tax benefit of $23,845 for the three month period ended March 31, 2006 is a US Federal tax benefit, and the income tax benefit of $353,536 for the period ended March 31, 2005 is a UK tax benefit for Nexus Media.

9.            Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires retrospective application to the financial statements of prior periods to reflect changes in accounting principle and redefines the term “restatement” as the revising of previously issued financial statements to reflect the correction of an error. Under retrospective application, the new accounting principle is applied as at the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as at the beginning of the first period presented and the offsetting adjustments are recorded to opening retained earnings. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on our consolidated financial position, results of operations or cash flows.

10.     Financial information of Ergo Science prior to the acquisition of Nexus Media

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

Condensed Consolidated Balance Sheet

	March 31,2005
ASSETS

Current assets:
Cash and cash equivalents	$26,334,449	(2)
Prepaid and other current assets	61,878
Capitalized acquisition costs	640,604	(1)
Total current assets	27,036,931
Total assets	$27,036,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$826,503	(1)
Income taxes	94,000
Total current liabilities	920,503

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2005 (liquidation preference of $12,407,054.	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and 5,813,856 outstanding at March 31, 2005.	71,496
Additional paid-in capital	111,880,321
Cumulative dividends on preferred stock	(2,296,953)
Accumulated deficit	(85,427,299)
Treasury stock (at cost), 1,335,722 shares at March 31, 2005	(2,417,657)
Total stockholders’ equity	26,116,428
Total liabilities and stockholders’ equity	$27,036,931

Condensed Consolidated Statement of Operations

	For the three months ended March 31, 2005
Operating expenses:
General and administrative	$180,049
Net operating loss	(180,049)

Other Income:
Interest	136,630
Foreign exchange gain	198,403	(2)
Net income	$154,984

Net income per common share:
Basic and Diluted	$0.03

Weighted average common shares outstanding:
Basic and Diluted	5,813,856

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$154,984
Adjustments to reconcile net income to cash used in operating activities:
Foreign exchange gain	(198,403)
Changes in operating assets and liabilities:
Prepaid and other current assets	(51,341)
Accounts payable and accrued expenses	(205,203)
Net cash used in operating activities	(299,963)
Cash flows from investing activities:
Payments for acquisition costs	(17,181)
Net cash used in investing activities	(17,181)
Net decrease in cash and cash equivalents	(317,144)
Effect of exchange rates on cash and cash equivalents	198,403
Cash and cash equivalents at beginning of period	26,453,190
Cash and cash equivalents at end of period	$26,334,449

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the historical financial statements of the Company and Nexus Media, included in its Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations may change materially from the historical results of operations reflected in the historical financial statements of Ergo or Nexus Media.

Overview

Ergo Science Corporation (the “Company” or “Ergo”), through its wholly owned subsidiary, Nexus Media Communications (“Nexus Media Communications” or “Nexus Media” or the “Predecessor”), provides business to business publishing information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies. The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review) and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

From our incorporation through March 2001, we were engaged in the development of ERGOSET® tablets for the treatment of type 2 diabetes. In March 2001, we decided that the next phase of the development of ERGOSET® would be better undertaken by a company that has more experience with human drug development and more resources for regulatory approval and marketing than we do.

On November 24, 2003 we sold all of our scientific and research assets and certain other intellectual property assets to Pliva d.d., a company organized under the laws of Croatia (“Pliva”). At the time of the sale, we received $5,498,000 in cash. In addition, Pliva has assumed our future obligations under the royalty agreement with Louisiana State University (“LSU”). If Pliva is successful in obtaining approval from the Food and Drug Administration (“FDA”) they would be required to make certain royalty payments to LSU based on sales on the potential product. Also as part of the agreement, Pliva has agreed to make payments to one of our wholly-owned subsidiaries, Ergo Texas, to cover certain payments required to be made in the event that Ergoset® or another specified drug is approved by the FDA. Ergo Texas may under some circumstances remain liable for some payments but they would have legal remedies available to them against Pliva.

On April 1, 2005, Ergo acquired the business to business publishing division of Highbury House Communications plc (“Highbury House”), a company organized under the laws of the United Kingdom. The final purchase price was $20,918,000, which included $640,000 in capitalized acquisition costs. The acquisition was funded by the Company from its own cash and cash equivalents.

Results of Operations

For the Three Months Ended March 31, 2006 and 2005

Revenue decreased to $5,240,000 for the three month period ended March 31, 2006 from $6,585,000 for the three month period ended March 31, 2005. The decrease of approximately $1,345,000 was a primarily the result of declines in both print advertising revenues of $600,000, events revenues of  $412,000 and decreases due to foreign currency fluctuation of $458,000, offset by increases in internet related product revenues of $125,000.

Advertising revenues declined by approximately $600,000, which was primarily the result of a decrease in the number of advertisements in its publications and not the result of price related issues. The Nexus Media Communications advertising revenue was approximately 14% lower in 2006 compared to the same period in 2005. Nexus Media has been transitioning the core business towards revenue from events, sponsorships and on-line advertising. Nexus Media has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.

Events revenues declined by approximately $412,000 primarily due to the events which did not occur in 2006, primarily the Seafood Industry Awards ($210,000) which will occur again in 2007, Training and Simulation Exhibition ($105,000) which will not occur again, and the Marine Propulsion conferences ($53,000), which was delayed until April 2006. The Company also had decreases in event revenue related to the Grower Awards ($26,000) and Harpers Events ($18,000).

Internet related product revenues have increased by approximately $125,000. The content and presentation for internet related products has been improved and has resulted in an increase in Internet traffic which has resulted in increased advertising revenue for the Company’s internet related products. The Company has also added employees with specialized industry experience to increase the Company’s market share in internet related revenue.

Gross profit increased to 13% for the three month period ended March 31, 2006 from 10% for the three month period ended March 31, 2005. This increase is primarily the result of management initiatives to reduce the cost of revenues, both through pagination of the various magazines in order to match the costs to produce publications with the appropriate revenue earned from publications, and the closure of a number of less profitable products in 2005, which improved gross margins by $215,000, including the closure of the Training and Simulation Exhibition which lost $144,000 in 2005. In addition, the Editorial and Sales teams have been reorganized which resulted in a savings of approximately $125,000.

General and Administrative Expenses. General and administrative expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses decreased to $2,404,000 from $2,433,000 for the three month period ended March 31, 2006 compared with the same period in 2005. The decrease was primarily due to one-time costs in 2005 of approximately $728,000 as a result of Nexus’ former parent company, Highbury House, being put into receivership in the United Kingdom and Nexus assuming primary liability on two building leases. Receivership in the United Kingdom is similar to having a trustee in bankruptcy court in the United States. As a result Nexus was forced to accrue these costs that otherwise would have been the responsibility of Highbury House.

The reduction of the one-time costs explained above were offset by increases in the UK for personnel costs of approximately $386,000 and Legal and Professional costs of approximately $140,000 as well as costs incurred by the US parent company of $353,000. No costs by the US parent company were included in the quarter ended March 31, 2005 because that period only included expenses of Nexus Media (Predecessor). The primary reason for the increase in general and administrative costs were the result of additional compliance requirements that became necessary as a result of being acquired by a US public company. General and administrative costs were also reduced due to changes in foreign currency exchange rates of $180,000.

Net loss increased to $(1,676,000) from $(1,400,000) for the three month periods ended March 31, 2006 and 2005, respectively. The increase in net loss of approximately $276,000 was primarily attributable to a decrease in income tax benefit.

Liquidity and Capital Resources

Resources

Cash and cash equivalents were $8,229,000 and $7,220,000 at March 31, 2006 and 2005, respectively. The increase in cash was primarily the result of increased cash flow from Nexus Media’s operations. It should be noted, the Company’s use of cash has fluctuated significantly principally due to the timings of events with revenue being received in cash prior to related creditors being incurred or settled. It is anticipated that this pattern may continue in the foreseeable future.

Net cash flow from operating activities

Cash provided by (used in) operating activities was $625,000 for the three month period ended March 31, 2006 compared to $(1,576,000) for the three month period ended March 31, 2005. The increase in cash provided by operating activities of approximately $2,200,000 was primarily the result of decreases in non-cash charges and accounts receivable and an increase in deferred revenue, offset by a decrease in accounts payable.

Net cash flow from investing activities

Net cash provided by (used in) investing activities was $349,000 for the three month period ended March 31, 2006 compared to ($112,000) for the three month period ended March 31, 2005. The cash provided by investing activities in the quarter ended March 31, 2006 included a receipt of $421,000 principally from Highbury House as reimbursement for warranty claims, offset by cash used to purchase property and equipment in the amount of $72,000. The cash used in investing activities in 2005 in the amount of $112,000 was the result of the purchase of property and equipment.

Requirements

The Company expects that cash generated from our operating business will fund our current operations for at least the next 12 months. In the event that the Company purchases an additional business, the Company may require additional capital to complete the acquisition.

The Company cannot pay dividends on our common stock without first obtaining the written consent of the holders of a majority of our outstanding series D preferred stock. At this time, the Company has no intention to request authorization to pay dividends from the holders of the outstanding series D preferred stock.

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

Nexus Media’s cash balances consist of Euros, South African Rands, British Pounds and U.S. Dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments. The Company attempts to use natural hedging in respect of overseas events by holding advance revenues in the relevant foreign currency to the extent that local currency costs are anticipated. At March 31 2006, the Company held approximately 329,000 Euros (approximately $390,000), 968,000 Rands (approximately $157,000) and $522,000 U.S Dollars in the cash accounts and remains exposed to changes in the foreign currency rate. As of March 31, 2006, a 10% increase or decrease in the level of the Euro exchange rate against the British Pound with all other variables held constant would result in a realized gain or loss of approximately $39,000. A 10% increase or decrease in the level of the South African Rand exchange rate against the British Pound with all other variables held constant would result in a realized gain or loss of approximately $16,000. As the date of events approach, exchange rate fluctuations are anticipated to have a decreasing impact on the Company’s financial statements, as costs are being incurred the Company will reduce cash balances collected in advance of the event. Approximately 87% of our 2006 revenues are expected to be in British Pounds.

Translation risks

The financial statements of Nexus Media with a functional currency of British Pounds are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at the period’s average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive loss in stockholders’ equity of $1,771,690 at March 31, 2006. Future changes in the value of the US dollar to British Pound could have a material impact on our financial position.

Nexus Media’s translation risks as they pertain to the presentation of conversion of the Nexus financial statements from their functional currency of British Pounds into U.S. dollars were similar in the year ended December 31, 2005.

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended March 31, 2006, our management, with the participation of Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, Mr. Finelli concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Mr. Finelli’s conclusion was based principally on the material weaknesses in the internal controls of the Company as identified by the Company and Deloitte & Touche LLP, our independent registered public accounting firm, and discussed below.

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

Before the Company’s acquisition of Nexus Media on April 1, 2005, Nexus Media consisted of eight entities that were privately owned by Highbury House Communications plc, a company organized under the laws of the United Kingdom, and that were operated as part of that group of companies. As a result, a significant number of the controls required in a stand-alone entity, including having its own chief financial officer, were not present at Nexus Media. The Company recently discovered that the lack of controls in fact resulted in errors under U.S. GAAP in the timing of recognition principally of certain sales and marketing costs relating to future events or publications during fiscal year 2004 and fiscal year 2005 by Nexus Media. As a result of these findings an amended Form 10-Q for the period ended June 30, 2005 was filed on November 22, 2005.

In addition, during the preparation of its annual report on Form 10-K for the year ended December 31, 2005, it came to the Company’s attention that certain costs (principally editorial overheads), which should be classified as part of costs of revenues, were classified previously as general and administrative expenses in the financial statements for the years ended December 31, 2004 and 2003 as filed on Form 8-K/A on June 17, 2005. This error arose because Nexus Media’s annual financial statements for the years ended December 31, 2004 and 2003 were derived by adjusting historic predecessor statutory financial information prepared in accordance with generally accepted accounting principles in the United Kingdom to generally accepted accounting principles in the United States of America. By contrast our quarterly financial statements have been derived from our management accounts.  As a result in its annual report on Form 10-K for the year ended December 31, 2005, the Company reclassified $5,437,000 and $6,460,000 from general and administrative expenses to cost of revenues in relation to the years ended December 31, 2004 and 2003 respectively.

Since acquiring Nexus Media, the Company has been working to remediate the material weaknesses identified. Actions taken have included the hiring of an interim chief financial officer of Nexus Media, and subsequently hiring a permanent chief financial officer, a financial controller, engaging third party accountants with U.S. GAAP skills to assist with the preparation of SEC reports, and reorganizing the finance department of Nexus Media. The Company has made significant progress to overcome the material weaknesses identified and continues to work to implement the internal controls necessary for a stand-alone entity.

PART II.

OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

No material changes in risk factors occurred during the first quarter of 2006. A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in Ergo’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

ERGO SCIENCE CORPORATION

By:	/s/ Charles E. Finelli
Charles E. Finelli
President, Chief Executive Officer, and acting Chief Financial Officer,
Principal Executive and Principal Financial and Accounting Officer

Date:	May 12, 2006

INDEX TO EXHIBITS
ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13 a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.