Form 10-Q
period 2006-06-30
ERGO SCIENCE CORP /DE/
filed 2006-07-28
CIK 1158846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 28, 2006 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

	Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 and the three months ended June 30, 2005, and the Nexus Media (Predecessor) Statement of Operations for the three months ended March 31, 2005	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and the three months ended June 30, 2005, and the Nexus Media (Predecessor) Statement of Cash Flows for the three months ended March 31, 2005	5

	Unaudited Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	22
ITEM 1A.	Risk Factors	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3.	Defaults Upon Senior Securities	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits	23

SIGNATURES		24

INDEX TO EXHIBITS		25

PART I

ITEM 1.                    FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2006	2005

Current assets:
Cash and cash equivalents	$7,288,780	$7,220,399
Trade receivables (net of allowance of doubtful accounts at June 30, 2006: $205,396 and December 31, 2005: $175,252)	4,096,034	4,700,303
Inventory	593,347	273,470
Deferred taxes	318,805	525,993
Prepaid and other current assets	3,087,297	935,936
Total current assets	15,384,263	13,656,101
Property & equipment, net	4,036,060	3,800,299
Intangible assets, net	6,897,034	6,528,140
Goodwill	7,865,256	8,107,340
Total assets	$34,182,613	$32,091,880

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,814,865	$5,860,815
Deferred revenue	6,933,365	3,456,656
Other creditors	527,347	402,858
Income taxes payable	94,000	890,323
Total current liabilities	14,369,577	10,610,652

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at June 30, 2006 and December 31, 2005 (liquidation preference of $13,359,121 at June 30, 2006)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized;7,149,578 shares issued at June 30, 2006 and December 31, 2005	71,496	71,496
Additional paid-in capital	111,883,189	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(91,036,232)	(88,061,177)
Treasury stock (at cost), 1,335,722 shares at June 30, 2006 and December 31, 2005	(2,417,657)	(2,417,657)
Cumulative translation adjustment	(697,327)	(2,001,322)
Total stockholders’ equity	19,813,036	21,481,228
Total liabilities and stockholders’ equity	$34,182,613	$32,091,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				Predecessor
			Ergo	Nexus Media
	Ergo Three months ended June 30,		Six months ended June 30,	Three months ended March 31,
	2006	2005	2006	2005

Net revenues	$8,216,147	$8,403,095	$13,456,569	$6,584,877
Cost of revenues	5,823,579	6,008,672	10,383,722	5,922,761
Gross profit	2,392,568	2,394,423	3,072,847	662,116

Operating expenses:
General and administrative	3,443,494	3,124,413	5,847,670	2,433,071
Amortization of intangibles	72,855	51,967	122,466	52,951
Total operating expenses	3,516,349	3,176,380	5,970,136	2,486,022
Net operating loss	(1,123,781)	(781,957)	(2,897,289)	(1,823,906)
Other Income:
Interest income	73,433	28,328	147,053	69,971

Net loss before taxes	(1,050,348)	(753,629)	(2,750,236)	(1,753,935)
Income tax expense (benefit)	248,664	449,134	224,819	(353,536)
Net loss	$(1,299,012)	$(1,202,763)	$(2,975,055)	$(1,400,399)

Loss per common share:
Basic and Diluted	$(0.22)	$(0.21)	$(0.51)

Weighted average common shares outstanding:
Basic and Diluted	5,813,856	5,813,856	5,813,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
	Ergo Six Months ended June 30, 2006	Ergo Three Months ended June 30, 2005	Nexus Media Three Months ended March 31, 2005

Cash flows from operating activities:
Net loss	$(2,975,055)	$(1,202,763)	$(1,400,399)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	139,402	69,227	73,976
Amortization of intangibles	122,466	47,327	52,951
Stock based compensation	2,868	—	—
Bad debt expense	17,838	51,663	116,600
Deferred income taxes	224,819	595,448	(348,809)
Changes in operating assets and liabilities:
Accounts receivable	475,595	(543,837)	1,611,211
Inventory	(297,154)	282,850	56,540
Prepaid expenses and other current assets	(2,015,879)	(496,614)	(1,022,749)
Accounts payable	52,157	(347,258)	(2,335,763)
Accrued expenses and deferred revenue	3,539,937	3,134,928	2,047,033
Other creditors	85,640	705,878	(426,164)
Net cash (used in) provided by operating activities	(627,366)	2,296,849	(1,575,573)
Cash flows from investing activities:
Purchase of property and equipment	(87,542)	(4,697)	(112,438)
Acquisition of Nexus Media	420,918	(22,032,581)	—
Net cash provided by (used in) investing activities	333,376	(22,037,278)	(112,438)
Net decrease in cash and cash equivalents	(293,990)	(19,740,429)	(1,688,011)
Effect of exchange rates on cash and cash equivalents	362,371	(81,631)	(22,224)
Cash and cash equivalents at beginning of period	7,220,399	26,136,046	1,710,235
Cash and cash equivalents at end of period	$7,288,780	$6,313,986	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                 Background and Basis of Presentation

Ergo Science Corporation (the “Company” or “Ergo”), through its wholly owned subsidiary, Nexus Media Communications (“Nexus Media Communications” or “Nexus Media” or the “Predecessor”), provides business to business publishing information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies. The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review); and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

These financial statements include a consolidated balance sheet (Ergo and Nexus Media) as of June 30, 2006 and December 31, 2005. The statement of operations includes a consolidated statement for the three and six month periods ended June 30, 2006 (Ergo and Nexus Media) and for comparative purposes includes a consolidated statement of operations for the three month period ended June 30, 2005 and the Nexus Media stand alone combined statement of operations for the three month period ended March 31, 2005. The statement of cash flows includes a consolidated statement for six month period ended June 30, 2006 and for comparative purposes includes a consolidated statement of cash flows for the three month period ended June 30, 2005 and the Nexus Media stand alone combined statement of cash flows for the three month period ended March 31, 2005.

The combined financial statements of the Predecessor have been derived from the aggregation of the financial statements of the individual Nexus Media entities and the accounting records of Highbury House, Nexus’ former parent company, and reflect the historical basis of assets and liabilities of the Nexus Media entities under US GAAP.

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission (“SEC”) regulations for interim financial information. Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three and six month periods ended June 30, 2006 and 2005. The December 31, 2005 consolidated balance sheet and the Nexus Media Consolidated Statements of Operations and Cash Flows for the three month period ended March 31, 2005 are derived from audited financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 which was filed with the SEC on Form 10-K on March 31, 2006.

The amounts presented for the quarter ended March 31, 2005 are different from those previously reported on Form 10-Q/A filed on November 22, 2005 as a result of post balance sheet events that have arisen since November 22, 2005. These changes principally relate to the fact that Highbury House was placed in to receivership in January 2006 when certain lenders of Highbury House appointed an administrative receiver to distribute Highbury House’s assets to its secured creditors. An administrative receiver performs similar functions of a US Bankruptcy trustee upon appointment by a bankruptcy court.  Further details of these events are included within Note 16 of the Form 10-K as filed with the SEC on March 31, 2006.

2.                 Goodwill

Goodwill is calculated as the difference between the cost of acquisition of Nexus Media and the fair value of the net assets acquired.  Nexus Media operates in the UK and has a £ Sterling functional currency.  Consequently goodwill related to the acquisition is accounted for as a £ Sterling functional currency asset.  Each financial period, all assets, including goodwill, and liabilities of group entities with a non US dollar functional currency are translated into US dollars, Ergo’s reporting currency, using the closing rate method.

Included in the Company’s liabilities at December 31, 2005 and March 31, 2006 was an amount for pre- acquisition tax liabilities of $870,498 (£463,302). The Company was notified by the UK tax authorities in the second quarter that no amount will be required to be paid by the Company in this respect. Pursuant to EITF 93-7, Uncertainties related to Income Taxes in a Purchase Business Combination, this adjustment has resulted in a decrease to goodwill.

The roll-forward of the goodwill balance is as follows:

Amount
December 31, 2005	$8,107,340
Adjustment to pre-acquisition tax liabilities	(870,498)
Foreign currency translation adjustment	628,414
June 30, 2006	$7,865,256

3.                 Intangible assets, net

All intangible assets were acquired in conjunction with the acquisition of Nexus Media on April 1, 2005.

Intangible assets consist of the following:

	Weighted average amortization period	June 30, 2006	December 31, 2005
Finite Lived Intangible Assets:
Trademarked titles	19 years	$2,255,902	$1,624,266
Unregistered titles	18 years	2,009,972	1,873,492
Contractual events	29 years	543,635	504,970
Total	20 years	4,809,509	4,002,728
Less: accumulated amortization		(283,022)	(152,616)
		4,526,487	3,850,112
Indefinite Lived Intangible assets:
Trademarked titles	N/A	1,109,460	1,503,950
Unregistered titles	N/A	1,261,087	1,174,078
Total intangible assets		$6,897,034	$6,528,140

Net intangible assets have increased for the three and six month periods ended June 30, 2006 by $413,105 and $491,360 as a result of changes in the foreign currency exchange rate between the US Dollar and UK Pound Sterling.

The roll-forward of the intangible assets is as follows:

Amount
December 31, 2005	$6,528,140
Amortization for as recorded for the six month period ended June 30, 2006	(122,466)
Foreign currency translation adjustment	491,360
June 30, 2006	$6,897,034

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of June 30, 2006 is as follows:

Fiscal Year	Trademarks	Unregistered Titles	Contractual Events	Total
2006	$60,562	$56,379	$11,479	$128,420
2007	121,122	112,758	17,849	251,729
2008	121,122	112,758	17,849	251,729
2009	121,122	112,758	17,849	251,729
2010	121,122	112,758	17,849	251,729
2011	121,122	112,758	17,849	251,729
thereafter (a)	1,460,791	1,258,647	419,984	3,139,422
Total	$2,126,963	$1,878,816	$520,708	$4,526,487

(a) Trademarks will be fully amortized in the year 2025, unregistered titles will be fully amortized in the year 2030 and contractual events will be fully amortized in the year 2035.

4.                 Non cash transactions

During the three months ended March 31, 2005, Nexus Media entities declared two dividends totaling £14,920,567 (approximately $28,216,000).

In the three months ended March 31, 2005, Nexus Media recorded a profit of £4,564,475 (approximately $8,632,000) on the sale by a Nexus Media entity of Highbury Nexus Special Interests Limited.  This has been accounted for as a capital contribution through the owners’ net investment and the resulting balance with Highbury House was also settled on the acquisition.

As discussed in Note 2, included in the Company’s liabilities at December 31, 2005 and March 31, 2006 was an amount for pre-acquisition tax liabilities of $870,498 (£463,302). The Company was notified by the UK tax authorities in the second quarter that the liability had been extinguished with no payment required to be paid by the Company. Pursuant to EITF 93-7, this adjustment has resulted in a decrease to goodwill. Consequently, the Company has recorded a decrease in goodwill and a decrease in tax liabilities as at June 30, 2006.

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

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. No options were granted in the three and six month periods ended June 30, 2006. Due to the adoption of SFAS No. 123(R), the Company recognized a compensation expense of approximately $1,400 and $2,900 in the three and six month periods ended June 30, 2006, which have been recorded as components of general and administrative expenses in the statement of operations.

Nexus Media had no stock based compensation; therefore pro-forma net income is identical to the amounts disclosed within the statement of operations for the three months ended March 31, 2005. Had compensation cost for the Company’s stock-based compensation plans been determined based on their fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three months ended June 30, 2005 would have been increased to the pro forma amounts indicated below:

Three months ended June 30, 2005
Net loss:
As reported	$1,202,763
Stock-based compensation included in reported net loss, net of related tax	—
Pro forma employee stock compensation expense	4,286
Net loss	$1,207,049
Net loss per share — basic and diluted
As reported	$0.21
Pro forma	$0.21

The following table summarizes stock option activity from January 1, 2006 to June 30, 2006:

	Shares	Weighted Average Option Price
Outstanding at December 31, 2005	50,875	$2.07
Forfeited	(22,500)	1.56
Expired	(375)	13.42
Outstanding at June 30, 2006	28,000	2.32
Exercisable at June 30, 2006	11,125	$2.01

No stock options were granted, forfeited or expired in the three month period ended June 30, 2006.

For stock options granted in previous periods, the fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	6.0%

6.                 Net loss per common share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding for the period plus all potentially dilutive securities, such as stock options; however, in accordance with the guidance provided within SFAS No. 128 no potential common shares are included in the computation of any diluted per-share amount when the Company has incurred a loss from continuing operations.

During the three and six month periods ended June 30, 2006, options to purchase 28,000 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price range for the excluded 28,000 shares was $1.56 - $6.50.

During the three month period ended June 30, 2005, options to purchase 50,875 shares of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price range for the excluded 50,875 shares was $1.56 - $13.42.

Loss per share is not calculated for the predecessor three month period ended March 31, 2005 since the predecessor did not comprise a stand alone legal group but was part of a larger entity, Highbury House, with no outstanding shares of its own on which earnings per share could be calculated.  Furthermore, the acquisition was financed by cash rather than the issuance of common shares.

7.                 Inventory

As of the periods indicated, inventory consisted of the following:

	June 30, 2006	December 31, 2005
Raw Materials	$65,298	$83,843
Finished goods	528,049	189,627
Total	$593,347	$273,470

8.                 Provisions for Dilapidation

At December 31, 2005, a dilapidation provision of $301,000 (£175,000) had been recognized within accounts payable and accrued expenses as a result of Highbury House being placed into receivership, in relation to a building occupied by Nexus prior to acquisition.  The Company ceased use of this facility prior to acquisition and this amount was reflected in the purchase price allocation.  In the quarter ended June 30, 2006, following receipt of a more detailed estimate of dilapidation costs from the landlord’s surveyor, a further $594,000 (£325,000) has been recognized in the income statement, as part of general and administrative expense, to reflect the Company’s best estimate of amounts payable in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Company anticipates all amounts will be paid to the landlord by the end of the fiscal year 2006.

9.                 Comprehensive loss:

The following table shows the computation of comprehensive loss:

	Ergo		Ergo	Predecessor Nexus Media
	Three months ended		Six months ended	Three months ended
	June 30, 2006	June 30, 2005	June 30, 2006	March 31, 2005

Net loss	$(1,299,012)	$(1,202,763)	$(2,975,055)	$(1,400,399)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,074,363	(1,054,335)	1,303,995	(345,980)
Total comprehensive loss	$(224,649)	$(2,257,098)	$(1,671,060)	$(1,746,379)

10.          Income Taxes

The provision for taxes based on income for the three and six month periods ended June 30, 2006 were computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28 on reporting taxes for interim periods and was based on management’s expectation of an effective tax rate of approximately 35% for the year ending December 31, 2006.

Income tax expense (benefit) was $248,664 and $449,134 for the three month periods ended June 30, 2006 and 2005, respectively.  Income tax (benefit) expense was ($353,536) for the three month period ended March 31, 2005 (Predecessor) and $224,819 for the six month period ended June 30, 2006. The benefit of $353,536 for the period ended March 31, 2005 is a UK tax benefit for Nexus Media.

11.          Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes”.  This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

12.          Financial information of Ergo Science prior to the acquisition of Nexus Media

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

Condensed Consolidated Balance Sheet

	March 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$26,334,449	(2)
Prepaid and other current assets	61,878
Capitalized acquisition costs	640,604	(1)
Total current assets	27,036,931
Total assets	$27,036,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$826,503	(1)
Income taxes	94,000
Total current liabilities	920,503

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at March 31, 2005 (liquidation preference of $12,407,054)	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued and 5,813,856 outstanding at March 31, 2005	71,496
Additional paid-in capital	111,880,321
Cumulative dividends on preferred stock	(2,296,953)
Accumulated deficit	(85,427,299)
Treasury stock (at cost), 1,335,722 shares at March 31, 2005	(2,417,657)
Total stockholders’ equity	26,116,428
Total liabilities and stockholders’ equity	$27,036,931

Condensed Consolidated Statement of Operations

	For the three months ended March 31, 2005
Operating expenses:
General and administrative	$180,049
Net operating loss	(180,049)

Other Income:
Interest	136,630
Foreign exchange gain	198,403	(2)
Net income	$154,984

Net income per common share:
Basic and Diluted	$0.03
Weighted average common shares outstanding:
Basic and Diluted	5,813,856

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2005
Cash flows from operating activities:
Net income	$154,984
Adjustments to reconcile net income to cash used in operating activities:
Foreign exchange gain	(198,403)
Changes in operating assets and liabilities:
Prepaid and other current assets	(51,341)
Accounts payable and accrued expenses	(205,203)
Net cash used in operating activities	(299,963)
Cash flows from investing activities:
Payments for acquisition costs	(17,181)
Net cash used in investing activities	(17,181)
Net decrease in cash and cash equivalents	(317,144)
Effect of exchange rates on cash and cash equivalents	198,403
Cash and cash equivalents at beginning of period	26,453,190
Cash and cash equivalents at end of period	$26,334,449

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

Overview

Ergo Science Corporation (the “Company” or “Ergo”), through its wholly owned subsidiary, Nexus Media Communications (“Nexus Media Communications” or “Nexus Media” or the “Predecessor”), provides business to business publishing information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies. The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review); and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

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

Results of Operations

The Company’s main operations, Nexus Media, are based in the U.K. and denominated in Pounds Sterling with a functional currency of Pounds Sterling which are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenues, expenses and cash flows are translated at the period’s average exchange rates. Therefore changes in the average exchange rates used to calculate revenues, expenses and cash flows will impact the comparisons of statement of operation results. The average exchange rate used was 1.8286 and 1.8560 for quarter ended 30 June, 2006 and 2005 respectively.

For the Three Months Ended June 30, 2006 and 2005

Revenues decreased to $8,216,000 for the three-month period ended June 30, 2006 from $8,403,000 for the three-month period ended June 30, 2005. The decrease of approximately $190,000 was primarily the result of decreases in print advertising revenues of $585,000 and foreign currency exchange fluctuations of $126,000, as described in Item 3, offset by increases in events revenue of $360,000 and internet related product revenues of $161,000.

The decline in advertising revenue of $585,000 was primarily the result of a decrease in the number of advertisements in our publications and not the result of price related issues. The Nexus Media Communications advertising revenue was approximately 10% lower in 2006 compared to the same period in 2005. Management has been transitioning the core business towards revenue related to events, sponsorships and on-line advertising. In addition management has identified key publications that will be targeted for growth. Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.

Events revenue increased by approximately $360,000 in total primarily due to an increase in revenue from the Undersea Defense Technology Conference and Exhibition held in Hamburg, Germany of approximately $322,000 to $1,614,000.  Revenue for this event was 25% higher than the corresponding event in 2005, held in Glasgow, Scotland. The revenue for the Dealer Drive Exhibition of $208,000 was an increase of $33,000 over the previous year.

Internet related product revenues have increased by approximately $161,000. This increase was divided approximately equally between on-line advertising and content licensing. The content and presentation for internet-related products has been improved and has resulted in an increase in Internet traffic, which has resulted in increased revenues. The Company has also added employees with specialized industry experience to increase the Company’s market share in Internet related revenue.

Cost of Revenues include the cost of producing and dispatching publications, which includes paper, printing and distribution costs as well as the cost of the staff (and external contractors) that write and produce the editorial content of our publications.  For events, costs of revenues include the cost of the venue, staging, furniture, renting equipment, catering staff costs and the direct and incremental cost of obtaining exhibitors and delegates.

Cost of Revenues decreased to $5,824,000 for the three-month period ended June 30, 2006 from $6,009,000 for the three-month period ended June 30, 2005. The decrease of approximately $185,000 was a direct result of the core business transitioning towards events, sponsorships and on-line advertising. This is manifested by decreases in: the cost of producing and distributing publications in the amount of $171,000, subscription and mailing list costs in the amount of $28,000 and personnel costs in the amount of $74,000.

These decreases were offset by increases in internet-related costs of $33,000, event costs of $18,000, promotion costs of $123,000 less foreign currency exchange fluctuations of $86,000, as described in Item 3. Promotion costs have risen on the key publications targeted for growth.

Gross profit margin has increased to 29% of revenue from 28% of revenue for the three-month periods ended June 30, 2006 and 2005, respectively. Despite decreases in revenues the gross profit margin has remained steady at $2,393,000 due to savings in cost of revenues.

General and Administrative Expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $3,443,000 from $3,124,000 for the three-month period ended June 30, 2006 compared with the same period in 2005. The increase of $319,000 was primarily due to an increase in the dilapidation provision originally recognized at December 31, 2005 as a result of Highbury House being placed in receivership, in relation to a building occupied by Nexus Media prior to acquisition. The increase of $594,000 (£325,000) follows the receipt of a more detailed estimate of dilapidation costs from the landlord’s surveyor. This was offset by decreases related to reductions in general and administrative expenses as a result of cost savings.

Amortization of intangibles increased to $73,000 from $52,000 for the three-month periods ended June 30, 2006 and 2005, respectively. The increase in amortization of intangibles of approximately $21,000 is primarily due to a change in the estimated life of Electronics World. This intangible asset was previously considered to have an indefinite life, but an annual review by management resulted in an adjustment to a finite life of 15 years, commencing January 1, 2006.

Interest income increased to $73,000 from $28,000 for the three-month periods ended June 30, 2006 and 2005, respectively. Nexus Media did not have any cash following the sale from Highbury House Communications until it was invested by Ergo in the quarter ended June 30, 2005. Since that time, we have begun to invest our surplus cash in Bank deposits.

Income Tax expense decreased to $249,000 from $449,000 for the three-month periods ended June 30, 2006 and 2005, respectively. During the three month period ended June 30, 2005 the Nexus Media deferred tax asset was written down by $449,000 leaving a balance of $249,000 reflecting the extent to which taxable losses could be offset against previous taxable profits. This balance was written off in the three month period ended June 30, 2006 because a tax liability against which it could be offset was extinguished during the period following an agreement with the UK tax authorities.

Net loss increased to $1,299,000 from $1,203,000 for the three-month periods ended June 30, 2006 and 2005, respectively. As gross margin remained steady, the increase in net loss of approximately $96,000 was primarily due to increases in general and administrative expenses of $319,000 and amortization expense of $21,000, offset by an increase in interest income in the amount of $44,000 and decreases in income tax expense in the amount of $200,000.

For the Six Months Ended June 30, 2006 and 2005

Prior to the acquisition of Nexus Media on April 1, 2005, the Company had no trading operations, having sold its previous operations in November 2003.  As a result, Nexus Media is considered to be the predecessor.  To assist in the understanding of the results of operations of the Company, management has presented supplemental historical results of Nexus Media.  For the purpose of management’s discussion and analysis of financial condition and results of operations, management have combined the Company’s results for the three months ended June 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the results of the Company for the six months ended June 30, 2006. This presentation is not in accordance with Generally Accepted Accounting Principles (“GAAP”) and the results of operations of the Predecessor and Successor are not comparable due to changes in the basis of assets and liabilities as a result of the acquisition transaction. Management is providing this information because it believes that it enables the reader to evaluate the Company’s performance and results for the six months ended June 30, 2006 and 2005 and the presentation is made solely to explain changes in the Company’s results.

Statement of Operations (Summary):

	Ergo Consolidated	Ergo Consolidated	Predecessor Nexus Media	Combined Total
	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended March 31, 2005	Six months ended June 30, 2005

Net revenues	$13,456,569	$8,403,095	$6,584,877	$14,987,972
Cost of revenues	10,383,722	6,008,672	5,922,761	11,931,433
Gross profit	3,072,847	2,394,423	662,116	3,056,539

Operating expenses:
General and administrative	5,847,670	3,124,413	2,433,071	5,557,484
Amortization of intangibles	122,466	51,967	52,951	104,918
Total operating expenses	5,970,136	3,176,380	2,486,022	5,662,402
Net operating loss	(2,897,289)	(781,957)	(1,823,906)	(2,605,863)

Interest income	147,053	28,328	69,971	98,299

Net loss before taxes	(2,750,236)	(753,629)	(1,753,935)	(2,507,564)
Income tax expense (benefit)	224,819	449,134	(353,536)	95,598
Net loss	$(2,975,055)	$(1,202,763)	$(1,400,399)	$(2,603,162)

Revenues decreased to $13,457,000 for the six-month period ended June 30, 2006 from $14,988,000 for the six-month period ended June 30, 2005. The decrease of approximately $1,531,000 was a primarily the result of declines in both print advertising revenues of $1,208,000, events revenues of $70,000 and decreases as a result of foreign currency exchange fluctuations of $564,000, as described in Item 3, offset by increases in internet related product revenues of $311,000.

Advertising revenues declined by approximately $1,208,000, which was primarily the result of a decrease in the number of advertisements in its printing publications and not the result of price related issues. The Nexus Media Communications advertising revenue was approximately 12% lower in 2006 compared to the same period in 2005. Management has been transitioning the core business towards revenue from events, sponsorships and on-line advertising. Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.

Events revenues decreased by approximately $70,000 primarily due events which did not happen in 2006 namely the Seafood Industry Awards $220,000 which will occur again in 2007, Training and Simulation Exhibition $110,000 which will not occur again, decreased revenues from Grower Awards of $27,000 and Harpers Events $18,000, offset by increased revenue of $320,000 to $1,614,000 from the Undersea Defense Technology Conference and Exhibition held in Hamburg, Germany. Revenue for this event was 25% higher in 2006 than in 2005, when the event was held in Glasgow, Scotland.

Internet related product revenues have increased by approximately $311,000. This increase was weighted 60% on-line advertising and 40% content licensing. The content and presentation for Internet related products has been improved and has resulted in an increase in Internet traffic, which has resulted in increased revenues. The Company has also added employees with specialized online experience to increase the Company’s market share in Internet related revenue.

Cost of Revenues includes the cost of producing and dispatching publications, which includes paper, printing and distribution costs as well as the cost of the staff (and external contractors) that write and produce the editorial content of our publications.  For events, costs of revenues include the cost of the venue, staging, furniture, renting equipment, catering staff costs and the direct and incremental cost of obtaining exhibitors and delegates.

Cost of Revenues decreased to $10,384,000 for the six-month period ended June 30, 2006 from $11,931,000 for the six-month period ended June 30, 2005. The decrease of approximately $1,547,000 was a direct result of the core business transitioning towards events, sponsorships and on-line advertising. This is manifested by decreases in: the cost of producing and dispatching publications $522,000; lower subscription and mailing list costs $101,000; lower personnel costs $562,000; lower Event costs $75,000 and decreases as a result of foreign currency exchange fluctuations of $480,000, as described in Item 3, offset by increases in internet-related costs $51,000 and promotion costs $142,000. Promotion costs have risen on the key publications targeted for growth.

Gross profit margin increased to 23% of revenue from 20% of revenue for the six-month period ended June 30, 2006 and 2005, respectively. The decrease in both revenues and cost of revenues detailed above has resulted in a higher gross profit of $16,000. Decreases in revenues from publications have resulted in a loss of gross profit of $589,000. This is despite management initiatives to reduce the cost of revenues, primarily through pagination of the various magazines in order to match the costs to produce publications with the appropriate revenue earned from publications. Savings in the Editorial and Sales teams, which have been reorganized resulting in decreased costs of approximately $528,000, and decreases as a result of foreign currency exchange fluctuations of $77,000, as described in Item 3, have offset the decrease in gross profit margin.

General and Administrative Expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $5,848,000 from $5,557,000 for the six-month period ended June 30, 2006 compared with the same period in 2005. The increase of $291,000 was primarily due to an increase in dilapidation provision originally recognized at December 31, 2005 as a result of Highbury House being placed in receivership, in relation to a building occupied by Nexus Media prior to acquisition. The increase of $594,000 (£325,000) follows the receipt of a more detailed estimate of dilapidation costs from the landlord’s surveyor. This was offset by decreases related to reductions in general and administrative expenses as a result of cost savings. The Predecessor amounts for the three month period ended March 31, 2005 do not include $180,000 of general and administrative costs incurred by Ergo as a stand alone company prior to the acquisition.

Amortization of intangibles increased to $122,000 from $105,000 for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in amortization of intangibles of approximately $17,000 is primarily due to the change in amortization of Electronics World. This intangible asset was previously considered to have an indefinite life but an annual review by management has adjusted this to a finite life of 15 years, commencing January 1, 2006.

The acquisition of Nexus did not have a material impact on the amortization of intangible assets, as Highbury House’s book value of all intangible assets closely approximated the fair value as recorded in the purchase accounting.

Interest income increased to $147,000 from $98,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Nexus Media did not have any cash following the sale from Highbury House Communications until it was invested by Ergo in the quarter ended June 30, 2005. Since that time, we have begun to invest our surplus cash in Bank deposits.

Income tax expense increased to $225,000 from $96,000 for the six-month periods ended June 30, 2006 and 2005, respectively. During the six month period ended June 30, 2005 the Nexus Media deferred tax asset was written down by $96,000 reflecting the extent to which taxable losses could be offset against future profits. The tax expense for the six-month period ended June 30, 2006 relates to the deferred tax asset written off by Nexus Media in the three month period ended June 30, 2006 because a tax liability against which it could be offset was extinguished during the period following an agreement with the UK tax authorities. This is offset by tax benefits of $69,000 on intercompany interest income earned by the US operation of Ergo.

Net loss increased to $2,975,000 from $2,603,000 for the six-month period ended June 30, 2006 and 2005, respectively. The increase in net loss of approximately $372,000 was primarily attributable to increases in general and administrative expenses.

Liquidity and Capital Resources

For the reasons outlined above, for the purpose of management’s discussion and analysis of liquidity and capital resources, in the table below management have combined the Company’s cash flows for the three months ended June 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the cash flows of the Company for the six months ended June 30, 2006. This presentation is not in accordance with GAAP and the statements of cash flows of the Predecessor and Successor are not comparable due to changes in the basis of assets and liabilities as a result of the acquisition transaction. Management believes that this provides the most meaningful analysis of the Company’s cash flows for the six months ended June 30, 2006.

Statement of Cash Flows (Summary):

	Ergo Consolidated	Ergo Consolidated	Predecessor Nexus Media	Combined Total
	Six months ended June 30, 2006	Three months ended June 30, 2005	Three months ended March 31, 2005	Six months ended June 30, 2005

Net cash (used in) provided by operating activities	$(627,366)	$2,296,849	$(1,575,573)	$721,276
Net cash provided by (used in) investing activities	333,376	(22,037,278)	(112,438)	(22,149,716)
Net decrease in cash and cash equivalents	(293,990)	(19,740,429)	(1,688,011)	(21,428,440)

Effect of exchange rates on cash and cash equivalents	362,371	(81,631)	(22,224)	(103,855)
Cash and cash equivalents at beginning of period	7,220,399	26,136,046	1,710,235	27,846,281

Cash and cash equivalents at end of period	$7,288,780	$6,313,986	$—	$6,313,986

Resources

Cash and cash equivalents were $7,289,000 and $7,220,000 at June 30, 2006 and December 31, 2005, respectively.  Cash has remained relatively stable for the past six months however this was partly the result of foreign currency exchange fluctuation since the majority of the Company’s cash is held as Pounds Sterling by banks in the UK for Nexus Media. The Company’s use of cash can fluctuate significantly principally due to the timing of events with deferred revenue being received in cash prior to related creditors being incurred or settled.  It is anticipated that this pattern will continue in the foreseeable future.

Net cash flow from operating activities

Net cash used in operating activities was $627,000 for the six-month period ended June 30, 2006 compared to net cash provided by operating activities of $721,000 for the six-month period ended June 30, 2005.  The increase in net cash used in operating activities of approximately $1,348,000 was primarily the result of an increase in net loss of $536,000 and:

(a)          Cash provided by $1,530,000 in 2005 from the Icelandic Fisheries exhibition, an event that took place in September 2005 and will next take place in 2008,

(b)         Cash provided by accounts receivable of $592,000 in 2005 due to collections from customers that had been outstanding prior to the acquisition of Nexus from Highbury House Communications.

(c)          Cash used in the amount of $2,735,000 in 2005 as a result of payments to suppliers; this was a one time situation whilst Nexus was owned by Highbury House Communications,

(d)         Cash used for the purchase of new inventory, increases in prepayments and other current assets, plus decreases in other creditors totaling $1,425,000 in the six months ended June 30, 2006.

Net cash flow from investing activities

Net cash provided by investing activities was $333,000 for the six-month period ended June 30, 2006 compared to net cash used in investing activities of $22,150,000 for the six-month period ended June 30, 2005.  The net cash used in the six month period ended June 30, 2005 was primarily the result of the acquisition of Nexus Media by Ergo in April 2005. The cash provided by investing activities in the amount of $333,000 in the six month period ended June 30, 2006 was cash due to received in the amount of $421,000 as part of the final payment from Highbury House as reimbursement for warranty claims, offset by cash used to purchase property and equipment totaling $88,000.

Requirements

The Company expects that cash generated from its operating business will fund its current operations for at least the next 12 months. In the event that the Company purchases an additional business, the Company may require additional capital to complete the acquisition.

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

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risks

The Company’s operations are conducted principally in the United Kingdom and most of the entities in the group have a functional currency of Pounds Sterling. Each financial period, all assets, including goodwill, and liabilities of the UK group entities with a non US dollar functional currency are translated into US dollars, Ergo’s reporting currency, using the closing rate method.

There are principally two types of foreign exchange risk: transaction risks and translation risks. Transaction risks may impact the results of operations and translation risks may impact comprehensive income. These are discussed more fully below.

Transaction risks

Transactions in currencies other than the functional currency are translated at either an exchange rate used for the current quarter in which the transaction took place (to approximate to the exchange rate at the date of transactions for that quarter) or in some cases the rate in effect at the date of the transaction.  Differences in exchange rates during the period between the date a transaction denominated in a foreign currency is consummated and the date on which it is settled or translated, are recognized in the consolidated statements of operations as foreign exchange transaction gains and losses.

Nexus Media’s cash balances consist of Euros, South African Rands, British Pounds and U.S. Dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  The Company attempts to use natural hedging in respect of overseas events by holding advance revenues in the relevant foreign currency to the extent that local currency costs are anticipated.  At June 30, 2006, the Company held approximately 157,000 Euros (approximately $201,000), 1,035,000 Rands (approximately $145,000) and $845,000 U.S Dollars in the cash accounts and remains exposed to changes in the foreign currency rate. As of June 30, 2006, a 10% increase or decrease in the level of the Euro exchange rate against the Pounds Sterling with all other variables held constant would result in a realized gain or loss of approximately $20,000. A 10% increase or decrease in the level of the South African Rand exchange rate against the Pounds Sterling with all other variables held constant would result in a realized gain or loss of approximately $15,000.  As the date of events approach, exchange rate fluctuations are anticipated to have a decreasing impact on the Company’s financial statements, as costs are being incurred the Company will reduce cash balances collected in advance of the event.  Approximately 87% of our 2006 revenues are expected to be in Pounds Sterling.

Translation risks

The financial statements of Nexus Media with a functional currency of Pounds Sterling are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at the period’s weighted average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive loss in stockholders’ equity.

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive loss in stockholders’ equity of $697,327 as at June 30, 2006. Future changes in the value of the US dollar to Pounds Sterling could have a material impact on our financial position.

Nexus Media’s translation risks as they pertain to the presentation of conversion of the Nexus financial statements from their functional currency of Pounds Sterling into U.S. dollars were similar in the year ended December 31, 2005.

ITEM 4.                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the quarterly period ended June 30, 2006, our management, with the participation of Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, Mr. Finelli concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Mr. Finelli’s conclusion was based principally on the material weaknesses in the internal controls of the Company as identified by the Company and Deloitte & Touche LLP, our independent registered public accounting firm, and discussed below.

Changes in Internal Control Over Financial Reporting

In connection with the quarterly review of the financial statements of the Company for the period ended June 30, 2005 and the audit of the financial statements of the Company for the period ended December 31, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.  The material weaknesses identified at the Company result from the acquisition of Nexus Media, which before the acquisition  had no history of operating as a stand-alone company and was not required to prepare accounting statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) or the reporting requirements of the Securities and Exchange Commission (the “SEC”).  Before the Company’s acquisition of Nexus Media on April 1, 2005, Nexus Media consisted of eight entities that were privately owned by Highbury House Communications plc, a company organized under the laws of the United Kingdom, and that were operated as part of the group of companies. As a result, a significant number of the controls required in a stand-alone entity, including having its own CFO, were not present at Nexus Media.

Since acquiring Nexus Media, the Company has been working to remediate the material weaknesses identified.  In respect of overcoming the material weakness that is a result of not previously operating on a stand-alone basis, significant changes have been implemented.  During the first six months of 2006 new members of management were employed by Nexus Media, including a new CEO and a new CFO.  Nexus Media management continued to employee additional third party accountants to assist in the financial reporting process.  Additional controls were put in place including the regular preparation of a monthly management reporting package that includes a monthly balance sheet and cash flow.  The distribution of this reporting package has improved management’s awareness of the level of assets and liabilities in the business along with changes that drive cash balances.  Detailed variance analyses comparing actual results to budget and to forecast are also prepared on a monthly basis as part of this reporting package.

The Company considers that significant progress has been made in overcoming the material weaknesses in internal control.  Nexus Media has now been operating as a stand-alone company for over a year and has put in place all the necessary operational processes to continue to operate as a stand-alone company.  Management continues to consider how to restructure Nexus Media’s finance function so as to increase the level of knowledge of U.S. GAAP and SEC reporting requirements at Nexus Media in the UK, which in management’s view is a continuing material weakness.

PART II.

OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in Ergo’s Annual Report on Form 10-K for the year ended December 31, 2005.  Other than the changes identified with respect to the risk factor described below, no material changes in risk factors occurred during the second quarter of 2006.

A material weakness in the Company’s internal controls could have a material adverse effect on the Company.

In connection with the quarterly review of the financial statements of the Company for the period ended June 30, 2005 and the audit of the financial statements of the Company for the period ended December 31, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.

Since acquiring Nexus Media, the Company has been working to remediate the material weaknesses identified.  During the first six months of 2006 new members of management were employed by Nexus Media, including a new CEO and a new CFO.  Nexus Media management continued to employee additional third party accountants to assist in the financial reporting process.  During the first six months of 2006 additional controls were put in place including the regular preparation of a monthly management reporting package that includes a monthly balance sheet and cash flow.  The distribution of this reporting package has improved managements awareness of the level of assets and liabilities in the business along with changes that drive cash balances.  Detailed variance analyses comparing actual results to budget and to forecast are also prepared on a monthly basis as part of this reporting package.

The Company considers that significant progress has been made in overcoming the material weaknesses in internal control.  Nexus Media has now been operating as a stand-alone company for over a year and has put in place all the necessary operational processes to continue to operate as a stand-alone company.  Management continues to consider how to restructure Nexus Medias  finance function so as to increase the level of knowledge of U.S. GAAP and SEC reporting requirements at Nexus Media in the UK, which in managements view is a continuing material weakness.

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
Charles E. Finelli
President, Chief Executive Officer, and acting Chief
Financial Officer,
Principal Executive and Principal Financial and
Accounting Officer

Date:	July 28, 2006

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13 a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.