Form 10-Q
period 2006-09-30
ERGO SCIENCE CORP /DE/
filed 2006-11-13
CIK 1158846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 1, 2006 there were 5,813,856 shares of common stock (net of 1,335,722 shares of treasury stock), par value $.01 per share, of the registrant outstanding.

ERGO SCIENCE CORPORATION

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

	Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and the three and six months ended September 30, 2005, and the Nexus Media (Predecessor) Statement of Operations for the three months ended March 31, 2005	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and the six months ended September 30, 2005, and the Nexus Media (Predecessor) Statement of Cash Flows for the three months ended March 31, 2005	5

	Unaudited Notes to the Condensed Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	20

ITEM 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	22
ITEM 1A.	Risk Factors	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 3.	Defaults Upon Senior Securities	22
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
ITEM 5.	Other Information	22
ITEM 6.	Exhibits	22

SIGNATURES		23

INDEX TO EXHIBITS		24

PART I

ITEM 1.  FINANCIAL STATEMENTS

ERGO SCIENCE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$5,644,079	$7,220,399
Trade receivables (net of allowance of doubtful accounts at September 30, 2006: $338,692 and December 31, 2005: $175,252)	4,236,829	4,700,303
Inventory	566,234	273,470
Deferred taxes	446,095	525,993
Prepaid and other current assets	2,238,581	935,936
Total current assets	13,131,818	13,656,101
Property & equipment, net	4,059,119	3,800,299
Intangible assets, net	6,917,192	6,528,140
Goodwill	7,960,961	8,107,340
Total assets	$32,069,090	$32,091,880

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,776,478	$5,860,815
Deferred revenue	5,314,328	3,456,656
Other creditors	423,818	402,858
Income taxes payable	94,000	890,323
Total current liabilities	11,608,624	10,610,652

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; 6,903 shares of Series D preferred stock issued and outstanding at September 30, 2006 and December 31, 2005 (liquidation preference of $13,557,524 at September 30, 2006)	4,306,520	4,306,520
Common stock, $.01 par value, 50,000,000 shares authorized; 7,149,578 shares issued at September 30, 2006 and December 31, 2005	71,496	71,496
Additional paid-in capital	111,884,330	111,880,321
Cumulative dividends on preferred stock	(2,296,953)	(2,296,953)
Accumulated deficit	(90,976,736)	(88,061,177)
Treasury stock (at cost), 1,335,722 shares at September 30, 2006 and December 31, 2005	(2,417,657)	(2,417,657)
Cumulative translation adjustment	(110,534)	(2,001,322)
Total stockholders’ equity	20,460,466	21,481,228
Total liabilities and stockholders’ equity	$32,069,090	$32,091,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Predecessor
	Ergo		Ergo	Ergo	Nexus Media
	Three months ended September 30,		Nine months ended September 30,	Six months ended September 30,	Three months ended March 31,
	2006	2005	2006	2005	2005

Net revenues	$9,311,031	$10,907,195	$22,767,600	$19,366,713	$6,584,877
Cost of revenues	6,530,167	7,657,179	16,913,889	13,703,360	5,922,761
Gross profit	2,780,864	3,250,016	5,853,711	5,663,353	662,116

Operating expenses:
General and administrative	2,839,805	2,556,571	8,687,473	5,656,840	2,433,071
Amortization of intangibles	63,883	51,203	186,349	103,195	52,951
Total operating expenses	2,903,688	2,607,774	8,873,822	5,760,035	2,486,022
Net operating income (loss)	(122,824)	642,242	(3,020,111)	(96,682)	(1,823,906)
Other Income:
Interest and other income	65,064	56,975	202,081	85,882	69,971
Net income (loss) before taxes	(57,760)	699,217	(2,818,030)	(10,800)	(1,753,935)
Income tax expense (benefit)	(127,290)	—	97,529	449,614	(353,536)
Net income (loss)	$69,530	$699,217	$(2,915,559)	$(460,414)	$(1,400,399)

Net income (loss) per common share:
Basic	$(0.01)	$0.12	$(0.50)	$(0.08)
Diluted	$(0.01)	$0.12	$(0.50)	$(0.08)
Weighted average common shares outstanding:
Basic	5,813,856	5,813,856	5,813,856	5,813,856
Diluted	5,813,856	5,819,328	5,813,856	5,813,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Ergo	Ergo	Predecessor Nexus Media
	Nine Months ended September 30, 2006	Six Months ended September 30, 2005	Three Months ended March 31, 2005

Cash flows from operating activities:
Net loss	$(2,915,559)	$(460,414)	$(1,400,399)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	209,504	137,430	73,976
Amortization of intangibles	186,349	107,746	52,951
Stock based compensation	4,009	—	—
Bad debt expense	(119,538)	50,671	116,600
Deferred income taxes	97,529	467,959	(348,809)
Changes in operating assets and liabilities:
Accounts receivable	906,976	619,657	1,611,211
Inventory	(262,758)	204,539	56,540
Prepaid expenses and other current assets	(1,128,478)	850,175	(1,022,749)
Accounts payable	(496,642)	169,227	(2,335,763)
Accrued expenses and deferred revenue	1,262,807	589,540	2,047,033
Other creditors	(24,508)	416,996	(426,164)
Net cash (used in) provided by operating activities	(2,280,309)	3,153,526	(1,575,573)
Cash flows from investing activities:
Purchase of property and equipment	(131,544)	(139,368)	(112,438)
Acquisition of Nexus Media	420,918	(21,201,216)	—
Net cash provided by (used in) investing activities	289,374	(21,340,584)	(112,438)
Net decrease in cash and cash equivalents	(1,990,935)	(18,187,058)	(1,688,011)
Effect of exchange rates on cash and cash equivalents	414,615	(121,177)	(22,224)
Cash and cash equivalents at beginning of period	7,220,399	26,136,046	1,710,235
Cash and cash equivalents at end of period	$5,644,079	$7,827,811	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ERGO SCIENCE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             Background and Basis of Presentation

Ergo Science Corporation (the “Company” or “Ergo”), through its indirect wholly owned subsidiaries Nexus Media Communications Limited, Nexus Business Media Limited, Nexus Commercial Media Limited, Columbus Travel Publishing Limited, Harpers Wines & Spirits Limited, The International Wine and Spirit Competition Limited, Nexus Business Limited, and Nexus Business Communications Limited (collectively “Nexus Media Communications” or “Nexus Media” or the “Predecessor”), provides business to business publishing information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies. The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review); and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

These financial statements include a consolidated balance sheet (Ergo and Nexus Media) as of September 30, 2006 and December 31, 2005. The statement of operations includes a consolidated statement for the three and nine month periods ended September 30, 2006 (Ergo and Nexus Media) and for comparative purposes includes a consolidated statement of operations for the three and six month period ended September 30, 2005 and the Nexus Media stand-alone combined statement of operations for the three month period ended March 31, 2005. The statement of cash flows includes a consolidated statement for nine month period ended September 30, 2006 and for comparative purposes includes a consolidated statement of cash flows for the six month period ended September 30, 2005 and the Nexus Media stand-alone combined statement of cash flows for the three month period ended March 31, 2005.

The combined financial statements of the Predecessor have been derived from the aggregation of the financial statements of the individual Nexus Media entities and the accounting records of Highbury House, Nexus Media’s former parent company, and reflect the historical basis of assets and liabilities of the Nexus Media entities under US GAAP.

The accompanying financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and Securities and Exchange Commission (“SEC”) regulations for interim financial information. Certain information and footnote disclosure normally included in the Company’s annual financial statements have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the three and nine month periods ended September 30, 2006; the three and six month periods ended September 30 2005; and the three months ended March 31, 2005.  The December 31, 2005 consolidated balance sheet and the Nexus Media Consolidated Statements of Operations and Cash Flows for the three month period ended March 31, 2005 are derived from audited financial statements. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2005 which was filed with the SEC on Form 10-K on March 31, 2006.

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

Included in the Company’s liabilities at December 31, 2005 and March 31, 2006 was an amount for pre- acquisition tax liabilities of $870,498 (£463,302). The Company was notified by the UK tax authorities in the second quarter of 2006 that no amount will be required to be paid by the Company in this respect. Pursuant to EITF 93-7, Uncertainties related to Income Taxes in a Purchase Business Combination, this adjustment has resulted in a decrease to goodwill.

The roll-forward of the goodwill balance is as follows:

Amount
December 31, 2005	$8,107,340
Adjustment to pre-acquisition tax liabilities	(870,498)
Foreign currency translation adjustment	724,119
September 30, 2006	$7,960,961

3.             Intangible assets, net

All intangible assets were acquired in conjunction with the acquisition of Nexus Media on April 1, 2005.

Intangible assets consist of the following:

	Weighted average amortization period	September 30, 2006	December 31, 2005
Finite Lived Intangible Assets:
Trademarked titles	19 years	$2,283,352	$1,624,266
Unregistered titles	18 years	2,034,429	1,873,492
Contractual events	29 years	550,250	504,970
Total	20 years	4,868,031	4,002,728
Less: accumulated amortization		(350,230)	(152,616)
		4,517,801	3,850,112
Indefinite Lived Intangible assets:
Trademarked titles	N/A	1,122,960	1,503,950
Unregistered titles	N/A	1,276,431	1,174,078
Total intangible assets		$6,917,192	$6,528,140

Net intangible assets have increased for the three and nine month periods ended September 30, 2006 by $84,041 and $575,401 as a result of changes in the foreign currency exchange rate between the US Dollar and UK Pound Sterling.

The roll-forward of the intangible assets is as follows:

Amount
December 31, 2005	$6,528,140
Amortization for the nine month period ended September 30, 2006	(186,349)
Foreign currency translation adjustment	575,401
September 30, 2006	$6,917,192

The estimated future amortization expense related to intangible assets, assuming no future impairment of the underlying assets as of September 30, 2006 is as follows:

Fiscal Year	Trademarks	Unregistered Titles	Contractual Events	Total
2006	$30,649	$28,533	$4,584	$63,766
2007	122,595	114,130	18,332	255,057
2008	122,595	114,130	18,332	255,057
2009	122,595	114,130	18,332	255,057
2010	122,595	114,130	18,332	255,057
2011	122,595	114,130	18,332	255,057
thereafter (a)	1,478,566	1,273,963	426,221	3,178,750
Total	$2,122,190	$1,873,146	$522,465	$4,517,801

(a) Trademarks will be fully amortized in the year 2025, unregistered titles will be fully amortized in the year 2030 and contractual events will be fully amortized in the year 2035.

4.             Non cash transactions

During the three months ended March 31, 2005, and prior to their acquisition by Ergo, Nexus Media entities declared two dividends totaling £14,920,567 (approximately $28,216,000).

In the three months ended March 31, 2005, and prior to their acquisition by Ergo, Nexus Media recorded a profit of £4,564,475 (approximately $8,632,000) on the sale by a Nexus Media entity of Highbury Nexus Special Interests Limited.  This has been accounted for as a capital contribution through the owners’ net investment and the resulting balance with Highbury House was also settled on the acquisition.

As discussed in Note 2, included in the Company’s liabilities at December 31, 2005 and March 31, 2006 was an amount for pre-acquisition tax liabilities of $870,498 (£463,302). The Company was notified by the UK tax authorities in the second quarter that the liability had been extinguished with no payment required to be paid by the Company. Pursuant to EITF 93-7, this adjustment resulted in a decrease to goodwill. Consequently, the Company recorded a decrease in goodwill and a decrease in tax liabilities as at June 30, 2006.

5.             Barter transactions

Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when the advertisement is published and goods or services received are charged to expense or capitalized as appropriate when received or used. The Company records barter transactions at the estimated fair market value of advertising surrendered as this is most readily determinable. Barter revenues and expense are always equal and therefore offset. Barter revenue and expense for the three month period ended September 30, 2006 and 2005 was $161,556 and $3,123, respectively. Barter revenue and expense for the nine month period ended September 30, 2006 and 2005 was $323,996 and $16,577, respectively.

6.             Stock based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments, and selected the modified prospective method to report stock-based compensation amounts in the consolidated financial statements.   Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures.

The Company is currently using the Black-Scholes option pricing model to determine the fair value of all option grants. No options were granted in the six month period to June 30, 2006. The Company granted 22,500 options to a new member of its board of directors on September 11, 2006 at an exercise price of $.80 per share, which represented the fair value of the Company’s stock price on that date. No other options were granted during this period. Due to the adoption of SFAS No. 123(R), the Company recognized a compensation expense of approximately $1,100 and $4,000 in the three and nine month periods ended September 30, 2006, which have been recorded as components of general and administrative expenses in the statement of operations.

Nexus Media had no stock based compensation; therefore pro forma net income is identical to the amounts disclosed within the statement of operations for the three months ended March 31, 2005. Had compensation cost for the Company’s stock-based compensation plans been determined based on their fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss and loss per share for the three and six months ended September 30, 2005 would have been increased to the pro forma amounts indicated below:

	Three months ended September 30, 2005	Six months ended September 30, 2005
Net income (loss):
As reported	$699,217	$(460,414)
Stock-based compensation included in reported net loss, net of related tax	—	—
Pro forma employee stock compensation expense	2,426	6,712
Net income (loss)	$696,791	$(467,126)
Net income (loss) per share – basic
As reported	$0.12	$(0.08)
Pro forma	$0.12	$(0.08)
Net income (loss) per share – diluted
As reported	$0.12	$(0.08)
Pro forma	$0.12	$(0.08)

The following table summarizes stock option activity from January 1, 2006 to September 30, 2006:

	Shares	Weighted Average Option Price
Outstanding at December 31, 2005	50,875	$2.07
Granted	22,500	0.80
Forfeited	(45,000)	1.98
Expired	(375)	13.42
Outstanding at September 30, 2006	28,000	1.04
Exercisable at September 30, 2006	5,500	$2.01

The Company granted 22,500 options to a new member of the board of directors in the three month period ended September 30, 2006. The exercise price of the option is $0.80, which represents the fair value of the Company’s stock price on the date of grant. On September 11, 2006 one of the Company’s board members resigned which resulted in the forfeiture of his 22,500 options. As a result the Company’s total options outstanding has remained the same as the previous quarter end.

For stock options granted in the three month period ended September 30, 2006, the fair value of the stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Three months ended September 30, 2006
Expected Life	5 years
Expected Volatility	50%
Dividend Yield	0%
Weighted Average Risk-free Interest Rate	4.73%

7.             Net loss per common share

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

During the three month period ended September 30, 2006, options to purchase 28,000 shares of common stock were not included in the computation of diluted net loss per share because all options outstanding had exercise prices in excess of the average market price of the Company’s common stock. The exercise price range for the excluded 28,000 shares was $0.80 - $6.50

During the three month period ended September 30, 2005, options to purchase 5,472 shares of common stock were included in the computation of the weighted average number of shares outstanding because these options had exercise prices less than the average market value of the Company’s common stock for the three month period ended September 30, 2005. The exercise price for these included shares was $1.56.

During the nine month period ended September 30, 2006 and the six month period ended September 30, 2005, options to purchase 28,000 and 50,875 shares respectively, of common stock were not included in the computation of diluted net loss per share since their inclusion would be antidilutive as a result of the net loss incurred. The exercise price range for the excluded 28,000 shares for the nine month period ended September 30, 2006 was $0.80 - $6.50. The exercise price range for the excluded 50,875 shares for the six month period ended September 30, 2005 was $1.56 - $13.42.

Loss per share is not calculated for the predecessor three month period ended March 31, 2005 since the predecessor did not comprise a stand-alone legal group but was part of a larger entity, Highbury House, with no outstanding shares of its own on which earnings per share could be calculated.  Furthermore, the acquisition was financed by cash rather than the issuance of common shares.

8.             Inventory

As of the periods indicated, inventory consisted of the following:

	September 30, 2006	December 31, 2005
Raw Materials	$101,254	$83,843
Finished goods	464,980	189,627
Total	$566,234	$273,470

9.             Provisions for Dilapidation

At December 31, 2005, a dilapidation provision of $301,000 (£175,000) had been recognized within accounts payable and accrued expenses as a result of Highbury House being placed into receivership, in relation to a building occupied by Nexus prior to acquisition.  The Company ceased use of this facility prior to acquisition and this amount was reflected in the purchase price allocation.  In the quarter ended June 30, 2006, following receipt of a more detailed estimate of dilapidation costs from the landlord’s surveyor, a further $594,000 (£325,000) has been recognized in the income statement, as part of general and administrative expense, to reflect the Company’s best estimate of amounts payable in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  On October 27, 2006, the Company agreed to a final settlement of the dilapidations with the landlord in the amount of $374,320 (£200,000) and this amount was paid to the Landlord on that date. Consequently an amount of $562,515 (£300,000) was recorded in the income statement as a reduction to general and administrative expenses in the three-month period ended September 30, 2006.

10.          Comprehensive loss:

The following table shows the computation of comprehensive loss:

	Ergo	Ergo	Ergo	Ergo	Predecessor Nexus Media
	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Six months ended September 30, 2005	Three months ended March 31, 2005

Net income (loss)	$69,530	$699,217	$(2,915,559)	$(460,414)	$(1,400,399)
Other comprehensive income (loss):
Foreign currency translation adjustments	586,793	(124,524)	1,890,788	(1,187,546)	(345,980)
Total comprehensive income (loss)	$656,323	$574,693	$(1,024,771)	$(1,647,960)	$(1,746,379)

The financial statements of Nexus Media with a functional currency of Pounds Sterling are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenue, expenses and cash flows are translated at the period’s weighted average exchange rates. Adjustments resulting from these translations are accumulated and reported as a component of other comprehensive income (loss) in stockholders’ equity.

11.          Income Taxes

The provision for taxes based on income for the three and nine month periods ended September 30, 2006 were computed in accordance with Interpretation No. 18 of Accounting Principles Board Opinion No. 28.

Income tax (benefit) was ($127,290) for the three month period ended September 30, 2006 and none for the three month period ended September 30, 2005.  Income tax (benefit) expense was ($353,536) for the three month period ended March 31, 2005 (Predecessor) and $97,529 for the nine month period ended September 30, 2006. The benefit of $353,536 for the period ended March 31, 2005 is a UK tax benefit for Nexus Media.

12.          Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, Considering the Effects of Prior Year misstatements when Quantifying misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for the Company on December 31, 2006 with earlier adoption encouraged. Management is currently reviewing SAB 108 to determine the impact and materiality of its adoption to the Company.

13.          Financial information of Ergo Science prior to the acquisition of Nexus Media

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

Overview

Ergo Science Corporation (the “Company” or “Ergo”), through its indirect wholly owned subsidiaries Nexus Media Communications Limited, Nexus Business Media Limited, Nexus Commercial Media Limited, Columbus Travel Publishing Limited, Harpers Wines & Spirits Limited, The International Wine and Spirit Competition Limited, Nexus Business Limited, and Nexus Business Communications Limited (collectively “Nexus Media Communications” or “Nexus Media” or the “Predecessor”), provides business to business publishing information across a diverse range of sectors including printed and web-based magazines, data services and directories, staging exhibitions, conferences and award ceremonies. The Company’s business includes: 13 trade names (including: Checkout, Electrical Times; Independent Grocer; The Motor Ship; World Travel Guide and Motor Trader); 150 domain names (including columbusguides.com; groweroftheyear.com; harpers-wine.com; motorship.com; motortrader.com; travel-guide.com; and worldfish.com); approximately 50 printed magazines and directories (including: Motor Trader; Harpers Wines & Spirits, The Grower, Independent Retail News, World Fishing; The World Travel Guide and Electrical Review); and approximately 30 Events including exhibitions, awards evenings and conferences such as the International Wine & Spirit Competition; the Undersea Defence Technology Conference & Exhibition; the Motor Trader Awards and the Grower of the Year Awards.

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

Announcement of Reverse Stock Split Transaction

On October 16, 2006, the Company announced that its board of directors had approved a 1-for-200 reverse stock split of the Company’s common stock, par value $0.01 per share (“common stock”), to be followed immediately by a 200-for-1 forward stock split of the Company’s common stock (collectively, the “transaction”).  On October 18, 2006, the Company filed a Schedule 13e-3 and a preliminary proxy statement related to the transaction with the Securities and Exchange Commission (“SEC”).

If the transaction is approved by the Company’s stockholders and implemented, the Company expects to have fewer than 300 stockholders of record of its common stock.  At that point, the Company intends to terminate registration of its common stock, cease to be a reporting company under the Securities Exchange Act of 1934, as amended, and suspend the Company’s obligations to file annual and periodic reports and make other filings with the SEC.  In connection with this deregistration, the common stock would no longer be eligible for quotation on the over-the-counter bulletin board maintained by the NASD, and would only be quoted on the “pink sheets.”

Asset Disposition Plan

The Company’s management has discussed the possibility of disposing of some of its assets in the future.  The Company would retain the assets that it considers to have the potential for growth, and would focus its efforts on the development of such assets.  Management is considering disposing of assets that either (i) are mature and declining in revenue or (ii) have a market position so small that no material upside exists for the Company in the foreseeable future.

Employee Announcement in the UK

On October 18, 2006, in accordance with UK law, Nexus Media made an internal announcement to all employees concerning the fact that the management is currently in discussions regarding a possible restructuring of the Nexus Media entities.  Nexus Media announced that there is a possibility that up to 43 positions will be made redundant, depending on the outcome of management’s considerations regarding the potential sale of certain titles and events.

Results of Operations

The Company’s main operations, Nexus Media, are based in the U.K. and denominated in Pounds Sterling with a functional currency of Pounds Sterling which are translated into U.S. dollars using the current rate method. Accordingly, assets and liabilities are translated at period-end exchange rates while revenues, expenses and cash flows are translated at the period’s average exchange rates. Therefore changes in the average exchange rates used to calculate revenues, expenses and cash flows will impact the comparisons of statement of operation results. The average exchange rate used was 1.8751 and 1.7847 for the three months ended September 30, 2006 and 2005 respectively. The effect of foreign currency exchange fluctuations on each area of the income statement has been separated out in the review of the results of operations, below, in order to explain the underlying movements.

For the Three Months Ended September 30, 2006 and 2005

Revenues decreased to $9,311,000 for the three-month period ended September 30, 2006 from $10,907,000 for the three-month period ended September 30, 2005. The decrease of approximately $1,596,000 was primarily the result of increases in internet-related product revenues of $152,000 and foreign currency exchange fluctuations of $552,000, offset by decreases in print advertising revenues of $178,000 and events revenue of $2,122,000.

The decline in advertising revenue of $178,000 was primarily the result of a decrease in the number of advertisements in our publications and not the result of price related issues. The Nexus Media Communications advertising revenue was approximately 4.1% lower in 2006 compared to the same period in 2005. Management has been transitioning the core business towards revenue related to events, sponsorships and on-line advertising. In addition management has identified key publications that will be targeted for growth. Management has not yet increased revenues enough from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.

Events revenue decreased by approximately $2,122,000 in total primarily due to timing differences. The Icelandic Fisheries Exhibition, which takes place once every three years and last took place in September 2005, resulted in a revenue shortfall of $2,263,000 in September 2006. This was offset by revenues from the Electrical Industry Awards which took place in the three month period ended September 30, 2006 with revenues of $111,000 as compared to the prior year when this annual event was held during the three months ended December 31, 2005. There were also increased revenues from the European Conference on Optical Communication, with revenues in the three-month period ended September 2006 of approximately $1,768,000 compared to revenues in the three-month period ended September 30, 2005 of approximately $1,671,000. In contrast the Retail Awards declined from approximately $553,000 in the three-month period ended September 30, 2005 to $486,000 in the three-month period ended September 30, 2006.

Internet related product revenues have increased by approximately $152,000. This increase was approximately 65% related to on-line advertising and 35% content licensing. The content and presentation for Internet related products has been improved and has resulted in an increase in Internet traffic, which has resulted in increased revenues.

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

Cost of Revenues decreased to $6,530,000 for the three-month period ended September 30, 2006 from $7,657,000 for the three-month period ended September 30, 2005. The decrease of approximately $1,127,000 was a direct result of the core business transitioning towards events, sponsorships and on-line advertising. This has resulted in costs decreases in: the cost of producing and distributing publications of $73,000, subscription and mailing list costs of $111,000 and personnel costs of $1,004,000. Internet-related costs were lower by approximately $28,000 due to the timing of costs in 2005 and event costs were lower by approximately $457,000 primarily as a result of the timing differences discussed above. These decreases were offset by increases in promotion costs for the key publications targeted for growth of $159,000 and foreign currency exchange fluctuations of $387,000.

Gross profit margin remained at 30% of revenue for the three-month periods ended September 30, 2006 and 2005. Gross profit margin has decreased by $469,000 due to decreases in revenues partly offset by lower cost of revenues and a favorable $164,000 as a result of foreign currency exchange fluctuations.

General and Administrative Expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $2,840,000 from $2,557,000 for the three-month period ended September 30, 2006 compared with the same period in 2005. The increase of $283,000 was primarily due to increases related to legal, audit and accounting fees as well as decreases related to reductions in general and administrative expenses as a result of cost savings. The Company incurred audit related fees in both the US and the UK primarily as a result of costs related to regulatory requirements.

In the three month period ended September 30, 2006, the Company recorded as a reduction to general and administrative expenses in the amount of $562,515 (£300,000) as the result of a final settlement of the dilapidations with its landlord in a facility that Nexus had ceased using as of the date of acquisition by Ergo.

Amortization of intangibles increased to $64,000 from $51,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The increase in amortization of intangibles of approximately $13,000 was primarily due to a change in the estimated life of Electronics World which resulted in an increase of approximately $9,000, plus another $4,000 as a result of foreign currency exchange fluctuations. This intangible asset was previously considered to have an indefinite life, but an annual review by management in 2005 resulted in an adjustment to a finite life of 15 years, beginning January 1, 2006.

Interest income increased to $65,000 from $57,000 for the three-month periods ended September 30, 2006 and 2005, respectively. The increase of approximately $8,000 was primarily the result of increases in interest rates and foreign currency exchange fluctuations.

Income tax benefit was $127,290 for the three month period ended September 30, 2006 and none for the three month period ended September 30, 2005. The increase in the tax benefit was a result of a reduction of the deferred tax asset of the US company in the three month period ended September 30, 2006.

Net income decreased to $70,000 from $699,000 for the three-month periods ended September 30, 2006 and 2005, respectively.  This decrease in net income of approximately $629,000 was primarily due to decreases in gross profit of $469,000 and increases in general and administrative expenses of approximately $284,000 offset by an income tax benefit of approximately $127,000.

For the Nine Months Ended September 30, 2006 and 2005

Prior to the acquisition of Nexus Media on April 1, 2005, the Company had no trading operations, having sold its previous operations in November 2003.  As a result, Nexus Media is considered to be the predecessor.  To assist in the understanding of the results of operations of the Company, management has presented supplemental historical results of Nexus Media.  For the purpose of management’s discussion and analysis of financial condition and results of operations, management have combined the Company’s results for the six months ended September 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the results of the Company for the nine months ended September 30, 2006. This presentation is not in accordance with Generally Accepted Accounting Principles (“GAAP”) and the results of operations of the Predecessor and Successor are not comparable due to changes in the basis of assets and liabilities as a result of the acquisition transaction. Management is providing this information because it believes that it enables the reader to evaluate the Company’s performance and results for the nine months ended September 30, 2006 and 2005 and the presentation is made solely to explain changes in the Company’s results. The effect of foreign currency exchange fluctuations on each area of the income statement has been separated out in the review of the results of operations, below, in order to explain the underlying movements.

Statement of Operations (Summary):

	Ergo	Ergo	Predecessor	Combined
	Consolidated Nine months ended September 30, 2006	Consolidated Six months ended September 30, 2005	Nexus Media Three months ended March 31, 2005	Total Nine months ended September 30, 2005

Net revenues	$22,767,600	$19,366,713	$6,584,877	$25,951,590
Cost of revenues	16,913,889	13,703,360	5,922,761	19,626,121
Gross profit	5,853,711	5,663,353	662,116	6,325,469

Operating expenses:
General and administrative	8,687,473	5,656,840	2,433,071	8,089,911
Amortization of intangibles	186,349	103,195	52,951	156,146
Total operating expenses	8,873,822	5,760,035	2,486,022	8,246,057
Net operating loss	(3,020,111)	(96,682)	(1,823,906)	(1,920,588)

Interest income	202,081	85,882	69,971	155,853

Net loss before taxes	(2,818,030)	(10,800)	(1,753,935)	(1,764,735)
Income tax expense (benefit)	97,529	449,614	(353,536)	96,078
Net loss	$(2,915,559)	$(460,414)	$(1,400,399)	$(1,860,813)

For the Nine Months Ended September 30, 2006 and 2005

Revenues decreased to $22,768,000 for the nine-month period ended September 30, 2006 from $25,952,000 for the nine-month period ended September 30, 2005. The decrease of approximately $3,184,000 was primarily the result of declines in print advertising revenues of $1,100,000, subscription revenues of $115,000, book sales of $82,000, events revenues of $2,142,000 and decreases as a result of foreign currency exchange fluctuations of $203,000, as described in Item 3, offset by increases in internet related product revenues of $458,000.

Advertising revenues declined by approximately $1,100,000, which was primarily the result of a decrease in the number of advertisements in its printing publications and not the result of price related issues. The Nexus Media Communications advertising revenue was approximately 10% lower in 2006 compared to the same period in 2005. Management has been transitioning the core business towards revenue from events, sponsorships and on-line advertising. Management has not yet increased revenues from its non-traditional areas to cover the decreases it has sustained from its traditional advertising and circulation revenue bases.

Events revenues decreased by approximately $2,142,000 primarily due to events which did not occur in 2006 namely the Icelandic Fisheries Exhibition, which takes place once every three years and previously occurred in 2005, and resulted in a revenue shortfall of $2,231,000. There were also a number of other smaller events that resulted in revenues that were higher or lower than in 2005 amounting to a total increase in the amount of $89,000.

Internet related product revenues have increased by approximately $458,000. This increase was approximately 60% related to on-line advertising and 40% to content licensing. The content and presentation for Internet related products has been improved and has resulted in an increase in Internet traffic, which has ultimately resulted in increased revenues.

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

Cost of Revenues decreased to $16,913,000 for the nine-month period ended September 30, 2006 from $19,626,000 for the nine-month period ended September 30, 2005. The decrease of approximately $2,713,000 was a direct result of the core business transitioning towards events, sponsorships and on-line advertising. This is manifested by decreases in: the cost of producing and dispatching publications of $592,000; subscription and mailing list costs of $208,000; personnel costs of $1,558,000; event costs of $520,000 and foreign currency exchange fluctuations of $153,000, offset by increases in internet-related costs of $22,000 and promotion costs of $296,000. Promotion costs have risen for the key publications targeted for growth.

Gross profit margin increased to 26% compared to 24% of revenues for the nine-month periods ended September 30, 2006 and 2005, respectively. The decrease in both revenues and cost of revenues detailed above has resulted in a lower gross profit of $472,000. Decreases in revenues from publications have been partly offset by decreases in cost of revenues, resulting in a loss of gross profit, before editorial and sales staff costs, of $464,000. The cost of revenue decrease was primarily the result of management initiatives leading to improved control over the pagination of the publications in order to improve the proportion of revenue to costs. The decrease in gross profit on events in the amount of $1,645,000 is a result of revenue and cost of revenues changes as detailed above. Cost savings in the Editorial and Sales teams, which were reorganized, resulting in decreased costs of approximately $1,638,000, have offset the decrease in gross profit margin. Foreign exchange fluctuations, included within the above variances, in the amount $49,000 have adversely affected gross profit.

General and Administrative Expenses consist primarily of compensation for personnel, professional services, which include consultants, legal fees, accounting, audit and tax fees, and administrative expenses associated with operating as a public company.

General and administrative expenses increased to $8,687,000 from $8,090,000 for the nine-month period ended September 30, 2006 compared with the same period in 2005. The increase of $597,000 was primarily due to US parent company increases in general and administrative expenses of approximately $582,000. This was primarily the result of increases in legal and other professional fees connected with the proposed reverse stock split as announced on October 20, 2006. The Company incurred audit related fees in both the US and the UK primarily as a result of costs related to regulatory requirements.

In the nine month period ended September 30, 2006, the Company recorded as a reduction to general and administrative expenses in the amount of $562,515 (£300,000) as the result of a final settlement of the dilapidations with its landlord in a facility that Nexus had ceased using as of the date of acquisition by Ergo.

Amortization of intangibles increased to $186,000 from $156,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in amortization of intangibles of approximately $30,000 is primarily due to the change in the estimated life of Electronics World. This intangible asset was previously considered to have an indefinite life but an annual review by management has adjusted this to a finite life of 15 years, beginning January 1, 2006.

The acquisition of Nexus did not have a material impact on the amortization of intangible assets, as Highbury House’s book value of all intangible assets closely approximated the fair value as recorded in the purchase accounting.

Interest income increased to $202,000 from $156,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase of approximately $46,000 was primarily the result of increases in interest rates and foreign currency exchange fluctuations as well as increases in cash available for investment by Nexus Media.

Income tax expense increased to $98,000 from $96,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. During the nine month period ended September 30, 2005 the Nexus Media deferred tax asset was written down by $96,000 reflecting the extent to which taxable losses could be offset against future profits. The tax expense for the nine-month period ended September 30, 2006 relates to the deferred tax asset written off by Nexus Media in the nine month period ended September 30, 2006 because a tax liability against which it could be offset was extinguished during the period following an agreement with the UK tax authorities. This is offset by tax benefits of $69,000 on inter-company interest income earned by the US operation of Ergo.

Net loss increased to $2,916,000 from $1,861,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in net loss of approximately $1,055,000 was primarily attributable to decreases in revenues and resultant loss in gross profit plus increased general and administrative expenses and unfavorable foreign currency exchange fluctuations.

Liquidity and Capital Resources

For the reasons outlined above, for the purpose of management’s discussion and analysis of liquidity and capital resources, in the table below management have combined the Company’s cash flows for the six months ended September 30, 2005 with that of Nexus Media for the three months ended March 31, 2005 and compared that to the cash flows of the Company for the nine months ended September 30, 2006. This presentation is not in accordance with GAAP and the statements of cash flows of the Predecessor and Successor are not comparable due to changes in the basis of assets and liabilities as a result of the acquisition transaction. Management believes that this provides the most meaningful analysis of the Company’s cash flows for the nine months ended September 30, 2006.

Statement of Cash Flows (Summary):

	Ergo	Ergo	Predecessor	Combined
	Consolidated Nine months ended September 30, 2006	Consolidated Six months ended September 30, 2005	Nexus Media Three months ended March 31, 2005	Total Nine months ended September 30, 2005

Net cash (used in) provided by operating activities	$(2,280,309)	$3,153,526	$(1,575,573)	$1,577,953
Net cash provided by (used in) investing activities	289,374	(21,340,584)	(112,438)	(21,453,022)
Net decrease in cash and cash equivalents	(1,990,935)	(18,187,058)	(1,688,011)	(19,875,069)

Effect of exchange rates on cash and cash equivalents	414,615	(121,177)	(22,224)	(143,401)
Cash and cash equivalents at beginning of period	7,220,399	26,136,046	1,710,235	27,846,281

Cash and cash equivalents at end of period	$5,644,079	$7,827,811	$—	$7,827,811

Resources

Cash and cash equivalents were $5,644,000 and $7,220,000 at September 30, 2006 and December 31, 2005, respectively. Cash has decreased in the nine month period ended September 30, 2006 by $1,576,000 primarily as a result of the company’s net loss in the amount of $2,916,000 and also the other items explained below. Cash was used primarily to pay operating costs of the company including additional costs for legal, audit and other professional fees as indicated in the discussion of general and administrative expenses above. The majority of the Company’s cash is held as Pounds Sterling by banks in the UK by Nexus Media and the change in cash and cash equivalents therefore was partly the result of foreign currency exchange fluctuation. The Company’s use of cash can fluctuate significantly principally due to the timing of events with deferred revenue being received in cash prior to the related creditors being incurred or settled.  It is anticipated that this pattern will continue in the foreseeable future.

Net cash flow from operating activities

Net cash used in operating activities was $2,280,000 for the nine-month period ended September 30, 2006 compared to net cash provided by operating activities of $1,578,000 for the nine-month period ended September 30, 2005.  The increase in net cash used by operating activities of approximately $3,858,000 was primarily the result of changes in working capital, specifically:

(a)   Cash used by a reduction in accrued expenses and deferred revenue of approximately $1,374,000 primarily due to the Icelandic Fisheries Exhibition which occurred in 2005 but did not occur in 2006.

(b)   Cash used by accounts receivable of approximately $1,324,000 due to collections from customers in 2005 that had been outstanding prior to the acquisition of Nexus from Highbury House Communications.

(c)   Cash provided in the amount of approximately $1,670,000 as a result of delayed payments to suppliers in 2005; this was a one-time situation that occurred when Nexus was owned by Highbury House Communications.

(d)   Cash used for the purchase of new inventory, plus decreases in other creditors, net of decreases in prepayments and other current assets totaling approximately $1,575,000 in the nine months ended September 30, 2006.

(e)   Cash used in general operating activities of the company, of approximately $1,778,000 primarily the result of increases in general and administrative expenses due to increased costs for professional related fees as a result of regulatory requirements of being a public company in the United States.

Net cash flow from investing activities

Net cash provided by investing activities was $289,000 for the nine-month period ended September 30, 2006 compared to net cash used in investing activities of $21,453,000 for the nine-month period ended September 30, 2005.  The net cash used in the nine month period ended September 30, 2005 was primarily the result of the acquisition of Nexus Media by Ergo in April 2005. The cash provided by investing activities in the amount of $289,000 in the nine month period ended September 30, 2006 was due to cash received in the amount of $421,000 as part of the final payment from Highbury House as reimbursement for warranty claims, offset by cash used to purchase property and equipment totaling $132,000. The receipt from Highbury House occurred in the first quarter 2006.

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

Nexus Media’s cash balances consist of Euros, South African Rands, British Pounds and U.S. Dollars. This exposes the Company to foreign currency exchange rate risk in the Statement of Operations. The change in exposure from period to period is related to the change in the balance of the bank accounts based on timing of event receipts and payments.  The Company attempts to use natural hedging in respect of overseas events by holding advance revenues in the relevant foreign currency to the extent that local currency costs are anticipated.  At September 30, 2006, the Company held approximately 188,000 Euros (approximately $240,000), 77,000 Rands (approximately $11,000) and $405,000 in U.S Dollars in the cash accounts and remains exposed to changes in the foreign currency rate. As of September 30, 2006, a 10% increase or decrease in the level of the Euro exchange rate against the Pounds Sterling with all other variables held constant would result in a realized gain or loss of approximately $24,000. A 10% increase or decrease in the level of the South African Rand exchange rate against the Pounds Sterling with all other variables held constant would result in a realized gain or loss of approximately $1,000.  As the date of events approach, exchange rate fluctuations are anticipated to have a decreasing impact on the Company’s financial statements, as costs are being incurred the Company will reduce cash balances collected in advance of the event.  Approximately 87% of our 2006 revenues are expected to be in Pounds Sterling.

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

The fluctuation in the exchange rates resulted in foreign currency translation losses reflected as a component of comprehensive loss in stockholders’ equity of $110,534 at September 30, 2006. Future changes in the value of the US dollar to Pounds Sterling could have a material impact on our financial position.

Nexus Media’s translation risks as they pertain to the presentation of conversion of the Nexus financial statements from their functional currency of Pounds Sterling into U.S. dollars were similar as in the year ended December 31, 2005.

ITEM 4.                  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the audit of the financial statements of the Company for the period ended December 31, 2005, the Company and Deloitte & Touche LLP, our independent registered public accounting firm, identified certain material weaknesses in the Company’s internal controls.  The material weaknesses identified and the progress made in overcoming them were documented in Item 4, “Controls and Procedures” in Ergo’s quarterly report on Form 10-Q for the period ended June 30, 2006.

As of the end of the quarterly period ended September 30, 2006, our management, with the participation of Charles E. Finelli, our Chief Executive Officer and acting Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, Mr. Finelli concluded that the disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Mr. Finelli’s conclusion was based principally on the material weaknesses in the internal controls of the Company as identified by the Company and Deloitte & Touche LLP, our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

A detailed discussion of risk factors is provided in Item 1A, “Risk Factors” in Ergo’s Annual Report on Form 10-K for the year ended December 31, 2005 and as provided in Item 1A of Part II “Risk Factors” in Ergo’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.  No material changes in risk factors occurred during the third quarter of 2006.

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
Charles E. Finelli
President, Chief Executive Officer, and acting Chief
Financial Officer,
Principal Executive and Principal Financial and
Accounting Officer

Date:	November 13, 2006

INDEX TO EXHIBITS

ERGO SCIENCE CORPORATION

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and acting Principal Financial Officer pursuant to Exchange Act Rule 13 a-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.